Form 10-Q
period 2011-05-31
Blue Wolf Mongolia Holdings Corp.
filed 2011-08-29
CIK 1517526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to __________

Commission File Number: 001-35234

BLUE WOLF MONGOLIA HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	66-0762833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 Sound View Drive Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (203) 622-4903

Not Applicable
 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒ No ☐

As of August 26, 2011, there were 10,062,500 ordinary shares of the Company issued and outstanding.

BLUE WOLF MONGOLIA HOLDINGS CORP.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Interim Balance Sheet	3
Interim Statement of Operations	4
Interim Statement of Changes in Shareholder’s Equity	5
Interim Statement of Cash Flows	6
Notes to Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

Special Note Regarding Forward Looking Statements	14
Overview	14
Results of Operations	14
Liquidity and Capital Resources	14
Critical Accounting Policies	15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4. CONTROLS AND PROCEDURES	16

PART II. OTHER INFORMATION	16

ITEM 1. LEGAL PROCEEDINGS	16

ITEM 1A. RISK FACTORS	16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4. REMOVED AND RESERVED	17

ITEM 5. OTHER INFORMATION	17

ITEM 6. EXHIBITS	18
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)
Interim Balance Sheet (unaudited)

May 31, 2011

ASSETS:
Current assets:
Cash	$89,042
Deferred offering costs (Note 3)	148,908
Other current assets	8,550

Total current assets	$246,500

LIABILITIES AND SHAREHOLDER'S EQUITY:
Current liabilities:
Note payable to affiliate (Note 6)	$200,000
Accrued expenses - other	5,000
Accrued offering costs	21,500

Total current liabilities	226,500

Commitment and contingencies (Notes 2, 4, 5)
Shareholder's equity:
Ordinary shares, no par value; unlimited shares authorized; 2,012,500 issued and outstanding	25,000
Deficit accumulated during the development stage	(5,000)

Total shareholder's equity	20,000

Total liabilities and shareholder's equity	$246,500

See accompanying notes to interim financial statements

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)
Interim Statement of Operations (unaudited)
For the period from March 11, 2011 (date of inception) to May 31, 2011

Revenue	$-
Formation and operating costs	5,000
Net loss applicable to ordinary shareholder	$(5,000)

Weighted average number of ordinary shares outstanding, basic and diluted	2,012,500

Net loss per ordinary share, basic and diluted	$(0.00)

See accompanying notes to interim financial statements

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)
Interim Statement of Changes in Shareholder’s Equity (unaudited)
For the period from March 11, 2011 (date of inception) to May 31, 2011

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares		Paid-In	Development	Shareholder's
	Shares	Amount	Capital	Stage	Equity

Sale of ordinary shares to Sponsor on March 11, 2011 at approximately $0.012 per share (Note 5)	2,012,500	$25,000	$-	$-	$25,000
Net loss				(5,000)	(5,000)
Balances as of May 31, 2011	2,012,500	$25,000	$-	$(5,000)	$20,000

See accompanying notes to interim financial statements

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)
Interim Statement of Cash Flows (unaudited)
For the period from March 11, 2011 (date of inception) to May 31, 2011

Cash Flows from Operating Activities:
Net loss	$(5,000)
Change in operating assets and liabilities:
Other current assets	(8,550)
Accrued expenses - other	5,000

Net cash used in operating activities	(8,550)

Cash Flows From Financing Activities:
Deferred offering costs (Note 3)	(127,408)
Proceeds from sale of ordinary shares to Sponsor	25,000
Proceeds from note payable to affiliates	200,000

Net cash provided by financing activities	97,592

Increase in cash	89,042
Cash at beginning of period	-

Cash at end of period	$89,042

Supplemental Schedule of Non-Cash Financing Activities
Deferred offering costs included in accrued offering costs	$21,500

See accompanying notes to interim financial statements

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Information

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of May 31, 2011 and the results of operations for the period from March 11, 2011  (date of inception) to May 31, 2011. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

Note 2. Organization and Business Operations

Incorporation

Blue Wolf Mongolia Holdings Corp. (the “Company”) was incorporated in the British Virgin Islands on March 11, 2011.

Sponsor

The Company’s sponsor is Blue Wolf MHC LTD., an exempt company incorporated in the Cayman Islands with limited liability (the “Sponsor”).

Fiscal Year End

The Company has selected February 28 as its fiscal year end.

Business Purpose

The Company was formed to effect a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”).

Financing

The Company intends to finance an Initial Business Combination with proceeds from a $70,000,000 public offering (the “Public Offering” — Note 4), and a $3,125,000 private placement (Note 5).

Upon the closing of the Public Offering and the private placement, $70,000,000 (or $80,237,500 if the underwriters’ over-allotment option is exercised in full — Note 4) will be held in the Trust Account (discussed below).

Trust Account

The trust account (the “Trust Account”) will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. The funds in the Trust Account will be held in the name of Blue Wolf Mongolia Holdings Corp.

Except for a portion of the interest income that may be released to the Company to pay any taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the Company’s Public Shares (as defined below) if the Company seeks shareholder approval of its Initial Business Combination, as discussed below, none of the funds held in trust will be released from the Trust Account until the earlier of: (i) the consummation of an Initial Business Combination within 21 months from the closing of the Public Offering and (ii) a redemption to public shareholders prior to any voluntary winding-up in the event the Company does not consummate an Initial Business Combination within the applicable period.

Business Combination

An Initial Business Combination is subject to the following size, focus and shareholder approval provisions:

Size  — The prospective target business will not have a limitation to size, except that it must have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any taxes) at the time of the agreement to enter the Initial Business Combination. The Company will not consummate an Initial Business Combination unless it acquires a controlling interest in a target company or is otherwise not required to register as an investment company under the Investment Company Act.

Focus  — The Company’s efforts in identifying prospective target businesses will initially be focused on businesses within Mongolia that complement the management team’s background such as in the natural resources sectors and any related sectors.  The Company may, however, pursue opportunities in other business sectors or geographic regions.

Tender Offer/Shareholder Approval  — The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable plus amounts released to fund working capital requirements, or (ii) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable plus amounts released to fund working capital requirements and any amounts necessary to purchase up to 15% of the Public Shares sold in the Public Offering. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval or if required by NASDAQ. If the Company seeks shareholder approval, it will consummate its Initial Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of the Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

Regardless of whether the Company holds a shareholder vote or a tender offer in connection with an Initial Business Combination, a public shareholder will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable plus amounts released to fund working capital requirements. As a result, such ordinary shares will be recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

Permitted Purchase of Public Shares  — If the Company seeks shareholder approval prior to the Initial Business Combination and does not conduct redemptions pursuant to the tender offer rules, prior to the Initial Business Combination, the Company’s memorandum and articles of association will permit the release to the Company from the Trust Account amounts necessary to purchase up to 15% of the shares sold in the Public Offering. All shares so purchased by the Company will be immediately cancelled.

Liquidation — If the Company does not consummate an Initial Business Combination within 21 months from the closing of the Public Offering, the Company (i) will distribute the aggregate amount then on deposit in the Trust Account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata, to holders of Public Shares by way of redemption and (ii) intends to cease all operations except for the purposes of any winding up of its affairs. This redemption of public shareholders from the Trust Account shall be done automatically by function of the Company’s memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the BVI Business Companies Act, 2004 of the British Virgin Islands.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units to be offered in the Public Offering discussed in Note 4).

Note 3. Significant Accounting Policies

Basis of Presentation The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has neither engaged in any operations nor generated any income to date. All activity through the date the financial statements were issued relates to the Company’s formation and the Public Offering. Following such offering, the Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Public Offering.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of shares of ordinary shares to settle warrants held by the Sponsor (see Note 5), as calculated using the treasury stock method. During the period from inception through May 31, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company was incorporated in the British Virgin Islands, and as such, is not subject to corporate income taxes.  The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of May 31, 2011. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period ended May 31, 2011. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Deferred Offering Costs

Deferred offering costs consist principally of legal and accounting fees incurred through the balance sheet date that are related to the Public Offering and that will be charged to capital upon the receipt of the capital raised or charged to operations if the Public Offering is not completed.

Fair Value of Financial Instruments

Unless otherwise disclosed, the fair values of financial instruments, including cash and the note payable to related party, approximate their carrying amount due primarily to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4. Public Offering

Public Units

The Public Offering calls for the Company to offer for sale 7,000,000 units at a price of $10.00 per unit (the “Public Units”). Each unit consists of one ordinary share of the Company, no par value (the “Public Shares”), and one warrant to purchase one ordinary share (the “Public Warrants”). The Company intends to grant the underwriters a 45-day option to purchase up to 1,050,000 additional Public Units solely to cover over-allotments, if any.

Public Warrant Terms and Conditions :

Exercise Conditions  — Each Public Warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $12.00 per share commencing on the later of: (i) 30 days after the consummation of an Initial Business Combination, or (ii) 12 months from the date of the prospectus for the offering, provided that the Company has an effective registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and such shares are registered or qualified under the securities laws of the state of the exercising holder. The Public Warrants expire five years from the date of the completion of the Company’s Initial Business Combination, unless earlier redeemed. The Public Warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days notice after the warrants become exercisable, only in the event that the last sale price of the Company’s ordinary shares exceeds $18.00 per share for any 20 trading days within a 30-trading day period. If the Public Warrants are redeemed by the Company, management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis.

Registration Risk  — In accordance with a warrant agreement relating to the Public Warrants, the Company will be required to use its best efforts to maintain the effectiveness of a registration statement relating to the ordinary shares which would be issued upon exercise of the Public Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holders of such Public Warrants shall not be entitled to exercise such Public Warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle or cash settle the Public Warrants. Consequently, the Public Warrants may expire unexercised, unredeemed and worthless, and an investor in the Public Offering may effectively pay the full unit price solely for the ordinary shares included in the Public Units.

Accounting  — Since the Company is not required to net cash settle the Public Warrants, management has determined that the Public Warrants will be recorded at fair value and classified within shareholder’s equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40 “Derivatives and Hedging”.

Underwriting Agreement

The Company is committed to pay an underwriting discount of 2.5% of the public unit offering price to the underwriters at the closing of the Public Offering, with an additional fee of 3.0% of the gross offering proceeds payable upon the Company’s consummation of an Initial Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

Note 5. Related Party Transactions

Founder Shares  — In March 2011, the Sponsor purchased 2,012,500 ordinary shares, (the “Founder Shares”) for $25,000, or approximately $0.012 per share.

Forfeiture  — The Founder Shares include 262,500 ordinary shares that are subject to forfeiture if and to the extent the underwriters’ over-allotment option is not exercised, so that the Sponsor will own 20.0% of the Company’s issued and outstanding shares after the Public Offering.

Earnout Shares  — In addition, a portion of the Founder Shares in an amount equal to 514,706 shares (or 591,912 shares if the underwriters' over-allotment option is exercised in full) will be subject to forfeiture by the Sponsor as follows: (1) 265,152 shares (or 304,924 shares if the underwriters' over-allotment option is exercised in full) are subject to forfeiture in the event the last sales price of the Company’s shares does not equal or exceed $15.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Company’s Initial Business Combination and (2) 249,554  shares (or 286,988  shares if the underwriters' over-allotment option is exercised in full) are subject to forfeiture in the event the last sales price of the Company’s shares does not equal or exceed $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Company’s Initial Business Combination.

Rights  — The Founder Shares are identical to the ordinary shares included in the Public Units being sold in the Public Offering except that (i) the Founder Shares will be subject to certain transfer restrictions, as described in more detail below, and (ii) the Sponsor will agree to waive its redemption rights with respect to the Founder Shares and Public Shares it purchases in connection with the Initial Business Combination and will also waive its redemption rights with respect to the Founder Shares if the Company fails to consummate an Initial Business Combination within 21 months from the closing of the Public Offering.

Voting — If the Company seeks shareholder approval of its Initial Business Combination, the Sponsor will agree to vote the Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Initial Business Combination.

Liquidation — Although the Sponsor and its permitted transferees will waive their redemption rights with respect to the Founder Shares if the Company fails to consummate an Initial Business Combination within 21 months from the closing of the Public Offering, they will be entitled to redemption rights with respect to any Public Shares they may own.

Sponsor Warrants — The Sponsor has agreed to purchase an aggregate of 4,166,667 sponsor warrants (the “Sponsor Warrants”) at $0.75 per warrant (for an aggregate purchase price of $3,125,000) from the Company on a private placement basis simultaneously with the closing of the Public Offering.

Exercise Conditions — Each Sponsor Warrant is exercisable into one ordinary share at $12.00 per share. The proceeds from the Sponsor Warrant will be added to the proceeds from the Public Offering held in the Trust Account. The Sponsor Warrants will be identical to the warrants included in the units sold in the Public Offering except that the Sponsor Warrants (i) will not be redeemable by the Company as long as they are held by the Sponsor, members of the Sponsor or any of their permitted transferees, (ii) will be subject to certain transfer restrictions described in more detail below and (iii) may be exercised for cash or on a cashless basis.

Accounting — Since the Company is not required to net-cash settle the Sponsor Warrants, management has determined that the Sponsor Warrants will be recorded at fair value and classified within shareholder’s equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40 “Derivatives and Hedging”.

Disposition Restrictions

The Sponsor will agree not to transfer, assign or sell any of its Founder Shares (except in limited circumstances to permitted assigns) until the earlier of (1) one year after the completion of its Initial Business Combination and (2) the date on which the Company consummates a liquidation, share exchange, share reconstruction and amalgamation, or other similar transaction after its Initial Business Combination that results in all of its shareholders having the right to exchange their ordinary shares for cash, securities or other property  (the “Lock-Up Period”).  Notwithstanding the foregoing, if the Company’s share price reaches or exceeds $11.50 for any 20 trading days within at least one 30-trading day period during the Lock-Up Period, 50% of the Founder Shares will be released from the lock-up and, if the Company’s share price reaches or exceeds $15.00 for any 20 trading days within at least one 30-trading day period during such Lock Up Period, the remaining 50% of the Founder Shares shall be released from the lock-up.  In addition, notwithstanding the above, the Sponsor has agreed not to transfer, sell or assign the Founder Earnout Shares (whether to a permitted transferee or otherwise) before the applicable forfeiture condition lapses. The Sponsor has agreed not to transfer, assign or sell any of the Sponsor Warrants including the ordinary shares issuable upon exercise of the Sponsor Warrants until 30 days after the completion of an Initial Business Combination.

Registration Rights

The holders of the Founder Shares, Sponsor Warrants and warrants that may be issued upon conversion of working capital loans will hold registration rights to require the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. These shareholders will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, these shareholders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, upon the earlier of (1) one year after the completion of the Company’s Initial Business Combination or (2) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction after the Company’s Initial Business Combination that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Sponsor Warrants and the respective ordinary shares underlying such warrants, 30 days after the completion of the Company’s Initial Business Combination. Notwithstanding the foregoing, in the event the sales price of the Company’s shares reaches or exceeds $11.50 for any 20 trading days within any 30-trading day period during such one year period, 50% of the Founder Shares shall be released from the lock-up and, if the sales price of the Company’s shares reaches or exceeds $15.00 for any 20 trading days within any 30-trading day period during such one year period, the remaining 50% of the Founder Shares shall be released from the lock-up. In addition, members of the Company’s Sponsor have agreed not to, subject to certain limited exceptions, transfer, assign or sell any of the Sponsor Warrants (including the ordinary shares issuable upon exercise of the Sponsor Warrants) until 30 days after the completion of the Company’s Initial Business Combination. In addition, notwithstanding the Company’s sponsor’s ability to transfer, assign or sell its Founder Shares to permitted transferees during the applicable Lock-Up Period, the Company’s Sponsor has agreed not to transfer, assign or sell the founder earn out shares (whether to a permitted transferee or otherwise) before the applicable forfeiture provisions with respect to such shares lapse. The Company will bear the costs and expenses of filing any such registration statements.

Note 6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay up to $10,000 a month in total for office space, utilities and secretarial and administrative services to the Sponsor. Services will commence promptly after the date the Company’s securities are first listed on the NASDAQ Capital Market (July 15, 2011) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company.

Note Payable

On April 1, 2011, the Company issued an unsecured promissory note for $200,000 to Blue Wolf MHC Ltd; proceeds from the loan were used to fund a portion of the organizational and offering expenses owed by the Company to third parties. The principal balance of the loan is repayable on the earlier of (i) the date of the consummation of the Public Offering or (ii) December 31, 2011. The principal balance is pre-payable without penalty at any time in whole or in part. No interest accrues on the unpaid principal balance of the loan. The loan will be repaid upon the consummation of the Public Offering. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount. (See also Note 8).

Note 7. Shareholder’s Equity

Ordinary Shares  — The Company has unlimited ordinary shares authorized. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At May 31, 2011, there were 2,012,500 ordinary shares outstanding.

Note 8. Subsequent Events

The registration statement for the Company’s Public Offering was declared effective July 15, 2011. The Company consummated the Public Offering of 8,050,000 Public Units on July 20, 2011 (including the underwriters’ exercise of their over-allotment option). Simultaneously with the consummation of the Public Offering, the Company consummated the private sale to the Sponsor of 4,166,667 Sponsor Warrants at $0.75 per warrant (for an aggregate purchase price of $3,125,000).  Upon the closing of the Public Offering and the private placement, $80,237,500  ($9.97 per share) was placed in the Trust Account (see Note 2). These proceeds include approximately $2,415,000 million in deferred underwriting commissions.

As of July 14, 2011, the Company is authorized to issue an unlimited number of preferred shares in five different classes with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors

The Company repaid, upon consummation of the Public Offering, a $200,000 note payable to the Sponsor.

Commencing on August 3, 2011, the holders of the Company’s units may elect to separate the ordinary shares and warrants included in the units and each of the units, the ordinary shares and the warrants began trading separately on the NASDAQ Capital Market on such date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Blue Wolf Mongolia Holdings Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a newly organized blank check company formed on March 11, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”). We have not identified an acquisition target and we have not, nor has anyone on our behalf, initiated any discussions, research or other measures, directly or indirectly, with respect to identifying any acquisition target.   The Company’s efforts in identifying prospective target businesses will initially be focused on businesses within Mongolia that complement the management team’s background such as in the natural resources sectors and any related sectors.  The Company may, however, pursue opportunities in other business sectors or geographic regions. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the Sponsor Warrants, our shares, debt or a combination of cash, shares and debt.  In addition, we will not effect a business combination with another blank check company or a similar company with nominal operations.

Results of Operations

For the period from March 11, 2011 (date of inception) through May 31, 2011 we had a net loss of $5,000 and incurred costs of $148,908 with regard to our initial public offering, which were classified as deferred offering costs on our balance sheet.

Our entire activity from March 11, 2011 (date of inception) through May 31, 2011 related to preparations for our initial public offering which was consummated on July 20, 2011. We believe that we have sufficient funds available to complete our efforts to effect an Initial Business Combination with an operating business within the required 21 months from July 20, 2011.

Liquidity and Capital Resources

On July 20, 2011, we consummated our initial public offering (“Public Offering”) of 8,050,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 4,166,667 warrants (the “Sponsor Warrants”) to Blue Wolf MHC Ltd. (our “Sponsor”) for $3,125,000. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of $80,237,500, net of the non-deferred portion of the underwriting commissions of $2.0 million (none of which were incurred from March 11, 2011 (date of inception) through May 31, 2011) and offering costs and other expenses of approximately $665,000 (of which $148,908 were incurred from March 11, 2011 (date of inception) through May 31, 2011). For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 8 of the unaudited interim financial statements included in Part I, Item 1 and Part II, Item 2 of this report. As of May 31, 2011, we had cash of $89,042. Until the consummation of our Public Offering, our only source of liquidity was a loan made to us in April 2011 by Blue Wolf MHC Ltd., our Sponsor. This loan was repaid out of the proceeds of the Public Offering. Nearly all liabilities of the Company at May 31, 2011 were related to costs associated with the Public Offering.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 payable to Blue Wolf MHC Ltd., our Sponsor, for office space, secretarial and administrative services.

We began incurring these fees on July 15, 2011 (the date the Company’s securities were first listed on the NASDAQ Capital Market) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company.

Critical Accounting Policies

The preparation of interim financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Loss per ordinary share:

Loss per share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period.

Deferred offering costs:

Deferred offering costs consist principally of legal and accounting fees incurred through the balance sheet date that are related to the Public Offering and that will be charged to capital upon the receipt of the capital raised in the Public Offering.

Recent accounting pronouncements:

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on March 11, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at May 31, 2011 and had not yet commenced any operations. All activity through May 31, 2011 relates to our formation and our Public Offering. We did not have any financial instruments that were exposed to market risks at May 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated July 14, 2011 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated July 14, 2011 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March, 2011, our Sponsor purchased 2,012,500 ordinary shares (the “Founder Shares”) for $25,000, or $0.012 per share.  The Founder Shares included 262,500 shares that were subject to forfeiture if and to the extent the underwriters’ over-alottment option was not exercised, so that the Sponsor would own 20.0% of the Company’s issued and outstanding shares after the Public Offering.   The underwriters exercised the over-allotment option in full and therefore no such ordinary shares were forfeited.  These securities were issued and in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as they were sold solely to an accredited investor.

On July 20, 2011, we consummated a private sale of 4,166,667 Sponsor Warrants to members of our Sponsor at a price of $0.75 per warrant (for an aggregate purchase price of $3,125,000). The Sponsor Warrants (including the ordinary shares issuable upon exercise of the Sponsor Warrants) will not be transferable, assignable or salable until 30 days after the completion of our Initial Business Combination (except, among certain other limited exceptions, to our officers and directors and other persons or entities affiliated with the members of our Sponsor) and they will not be redeemable by the Company so long as they are held by members of our Sponsor or their permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our Public Offering, except that the Sponsor Warrants may be exercised by the holders on a cashless basis. The sale of the Sponsor Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

Use of Proceeds from the Initial Public Offering

On July 20, 2011, we consummated our Public Offering of 8,050,000 units, with each unit consisting of one ordinary share of the Company and one warrant to purchase one ordinary share at an exercise of $12.00 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of the Initial Business Combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days notice if, and only if, the last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period.  The units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $80,050,000, including the sale of an aggregate of 1,050,000 units to cover over-allotments.  Deutsche Bank Securities acted as sole book-running manager of the Public Offering and Odeon Capital Group acted as co-manager of the offering (together, the “Underwriters”).  As of July 19, 2011, the Underwriters of the Public Offering notified the Company that they would exercise the over-allotment option in full.  The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 173419). The SEC declared the registration statement effective on July 14, 2011.

We paid a total of $2.0 million in underwriting discounts and commissions (none of which were incurred from March 11, 2011 (date of inception) through May 31, 2011) and approximately $665,000 for other costs and expenses related to the offering (of which $148,908 were incurred from March 11, 2011 (date of inception) through May 31, 2011).  In addition, the Underwriters agreed to defer $2.415 million in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination, if consummated. We also repaid the note outstanding to our Sponsor (an entity controlled by our officers and directors) from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $2.415 million in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination, if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of Sponsor Warrants was $81,012,500 of which $80,237,500 (or approximately $9.97 per unit sold in the initial public offering) was placed in a trust account.  Approximately $710,000 is held outside the trust account and will be used to fund the Company’s operating expenses.  The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2
Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE WOLF MONGOLIA HOLDINGS CORP.

Dated: August 26, 2011	/s/ Lee Kraus
Lee Kraus Chief Executive Officer (Principal Executive Officer)

Dated: August 26, 2011	/s/ Paul Nicholas Edwards
Paul Nicholas Edwards President and Chief Financial Officer (Principal Financial Officer)