Form 10-Q
period 2011-08-31
Blue Wolf Mongolia Holdings Corp.
filed 2011-10-12
CIK 1517526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

As of October 11, 2011, there were 10,062,500 ordinary shares of the Company issued and outstanding.

BLUE WOLF MONGOLIA HOLDINGS CORP.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Interim Balance Sheet	3
Interim Statements of Operations	4
Interim Statement of Shareholders’ Equity	5
Interim Statements of Cash Flows	6
Notes to Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

Overview	15
Results of Operations	15
Liquidity and Capital Resources	16
Critical Accounting Policies	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	18

ITEM 1A. RISK FACTORS	18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. [REMOVED AND RESERVED]	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	20
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM BALANCE SHEET (UNAUDITED)

August 31, 2011

ASSETS:
Current assets:
Cash	$691,262
Prepaid Insurance and other current assets	135,975
Total current assets	827,237

Investments held in Trust Account	80,237,742

Total assets	$81,064,979

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accrued Expenses	$22,369

Other liabilities:
Deferred underwriters' compensation	2,415,000

Total liabilities	2,437,369

Commitments and contingencies

Ordinary shares subject to possible redemption; 7,362,760 shares (at redemption value)	73,627,600

Shareholders' equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 10,062,500 issued and outstanding (which includes 7,362,760 shares subject to possible redemption)	1,915,590
Additional paid-in capital	3,125,000
Deficit accumulated during the development stage	(40,580)

Total shareholders' equity, net	5,000,010

Total liabilities and shareholders' equity	$81,064,979

See accompanying notes to interim financial statements.

 BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

		Period from
	Three Months	March 11, 2011
	Ended	(date of inception) through
	August 31, 2011	August 31, 2011
Revenue	$-	$-
General and adminstrative expenses	35,822	40,822
Loss from Operations	(35,822)	(40,822)
Other Income
Interest income	242	242
Net loss attributable to ordinary shares not subject to
possible redemption	$(35,580)	$(40,580)

Weighted average number of ordinary shares outstanding,
basic and diluted	5,775,000	4,001,868

Net loss per ordinary share,
basic and diluted	$(0.01)	$(0.01)

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Period from March 11, 2011 (date of inception) to August 31, 2011

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares		Paid-in	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity

Sale of ordinary shares to Sponsor on March 11, 2011 at $0.012 per share	2,012,500	$25,000	$-	$-	$25,000

Sale on July 20, 2011 of 8,050,000 units at $10 per unit, (including 7,362,760 shares subject to possible redemption)	8,050,000	80,500,000	-	-	80,500,000

Underwriters' discount and offering expenses	-	(4,981,810)	-	-	(4,981,810)

Sale on July 20, 2011 of 4,166,667 private placement warrants to the Sponsor at $0.75 per warrant	-		3,125,000	-	3,125,000

Proceeds subject to possible redemption of 7,362,760 ordinary shares at redemption value	-	(73,627,600)	-	-	(73,627,600)

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	-	(40,580)	(40,580)

Balance at August 31, 2011 (Unaudited)	10,062,500	$1,915,590	$3,125,000	$(40,580)	$5,000,010

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Period from March 11, 2011 (date of inception) to August 31, 2011

Period from
March 11, 2011
(date of inception) through
August 31, 2011

Cash Flows from Operating Activities:
Net loss	$(40,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid Insurance and other current assets	(135,975)
Accrued Expenses	22,369

Net cash used in operating activities	(154,186)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(80,237,500)
Interest reinvested in Trust Account	(242)
Net cash used in investing activities	(80,237,742)

Cash Flows From Financing Activities:
Proceeds from notes payable to affiliate	200,000
Payment of notes payable to affiliate	(200,000)
Proceeds from sale of ordinary shares to Sponsor	25,000
Proceeds from public offering	80,500,000
Proceeds from issuance of Sponsor Warrants	3,125,000
Payment of offering costs	(2,566,810)

Net cash provided by financing activities	81,083,190
Increase in cash and cash equivalents	691,262
Cash and cash equivalents at beginning of the period	-
Cash and cash equivalents at end of the period	$691,262

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriters' compensation	$2,415,000

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Information and Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of August 31, 2011 and the results of operations for the period from March 11, 2011 (date of inception) to August 31, 2011 and the three month period ending August 31, 2011. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The results of operations for the period from March 11, 2011 (date of inception) to August 31, 2011 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 4) was declared effective July 14, 2011. On July 20, 2011, simultaneously with the closing of the Public Offering, the Sponsor purchased $3,125,000 of warrants in a private placement (Note 5).

Upon the closing of the Public Offering and the private placement, $80,237,500 was placed in the Trust Account (discussed below).

Trust Account

The trust account (the “Trust Account”) may only be invested in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act and which invests solely in U.S. Treasuries. The funds in the Trust Account are held in the name of Blue Wolf Mongolia Holdings Corp. (see Note 7).

Except for a portion of the interest income (net of taxes payable) that may be released to the Company to pay any taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the Company’s Public Shares (as defined in Note 4) if the Company seeks shareholder approval of its Initial Business Combination, as discussed below, none of the funds will be released from the Trust Account until the earlier of: (i) the consummation of an Initial Business Combination no later than April 20, 2013, (ii) a redemption to public shareholders prior to any voluntary winding-up in the event the Company does not consummate an Initial Business Combination or (iii) pursuant to any liquidation.

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

Focus  — The Company’s efforts in identifying prospective target businesses will initially be focused on businesses within Mongolia that complement the management team’s background such as in the natural resources sectors and related sectors.  The Company may, however, pursue opportunities in other business sectors or geographic regions.

Tender Offer/Shareholder Approval  — The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable, or (ii) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less (a) taxes payable, (b) amounts released to fund working capital requirements and (c) any amounts released to the Company and used to purchase up to 15% of the Public Shares sold in the Public Offering. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval. If the Company seeks shareholder approval, it will consummate its Initial Business Combination only if a majority of the ordinary shares voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of the Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

Regardless of whether the Company holds a shareholder vote or a tender offer in connection with an Initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable plus amounts released to fund working capital requirements and any amounts necessary to purchase up to 15% of the Public Shares sold in the Public Offering. As a result, such ordinary shares are recorded at conversion/tender value and classified as temporary equity, in accordance with Financial Accounting Standards Board, or FASB, ASC Topic 480, “Distinguishing Liabilities from Equity.”

Permitted Purchase of Public Shares  — If the Company seeks shareholder approval of its Initial Business Combination and does not conduct redemptions pursuant to the tender offer rules, prior to the Initial Business Combination, the Company’s memorandum and articles of association will permit the release to the Company from the Trust Account, amounts necessary to purchase up to 15% of the shares sold in the Public Offering. All shares so purchased by the Company will be immediately cancelled.

Liquidation

If the Company does not consummate an Initial Business Combination by April 20, 2013, the Company (i) will distribute the aggregate amount then on deposit in the Trust Account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata, to holders of Public Shares by way of redemption and (ii) intends to cease all operations except for the purposes of any winding up of its affairs. This redemption of public shareholders from the Trust Account shall be done  automatically by function of the Company’s memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the BVI Business Companies Act, 2004 of the British Virgin Islands.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units to be offered in the Public Offering discussed in Note 4).

Note 3. Significant Accounting Policies

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through August 31, 2011, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at August 31, 2011 principally consist of cash in a money market account held by the Company through its Trust Account.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”.  Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method.  As the Company reported a net loss for the three months ended August 31, 2011, the effect of the 12,216,667 warrants (including 4,166,667 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share.

Redeemable Ordinary Shares

As discussed in Note 2, all of the 8,050,000 ordinary shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of ordinary shares under the Company's Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Memorandum and Articles of Association provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against paid-in capital.

Accordingly, at August 31, 2011, 7,362,760 of the 8,050,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $9.97 at August 31, 2011).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Income Taxes

Under the laws of the British Virgin Islands, the Company is generally not subject to income taxes.  Accordingly, no provision for income taxes has been made in the accompanying financial statement.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of August 31, 2011. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period ended August 31, 2011. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 4. Public Offering

Public Units

On July 20, 2011, the Company sold 8,050,000 units (including units sold pursuant to the underwriters’ exercise of their over-allotment option ) at a price of $10.00 per unit (the “Public Units”) in the Public Offering.  Each unit consists of one ordinary share of the Company, no par value (the “Public Shares”), and one warrant to purchase one ordinary share (the “Public Warrants”).

Public Warrant Terms and Conditions

Exercise Conditions  — Each Public Warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $12.00 per share commencing on the later of: (i) 30 days after the consummation of an Initial Business Combination, or (ii) July 20, 2012, provided that the Company has an effective registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and such shares are registered or qualified under the securities laws of the state of the exercising holder. The Public Warrants expire five years from the date of the Initial Business Combination, unless earlier redeemed. The Public Warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days notice after the warrants become exercisable, only in the event that the last sale price of the Company’s ordinary shares exceeds $18.00 per share for any 20 trading days within a 30-trading day period. If the Public Warrants are redeemed by the Company, management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis.

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

Accounting  — Since the Company is not required to net cash settle the Public Warrants, the Public Warrants are recorded at fair value and classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40 “Derivatives and Hedging”.

Underwriting Agreement  The Company paid an underwriting discount of 2.5% of the public unit offering price to the underwriters at the closing of the Public Offering, with an additional fee of 3.0% of the gross offering proceeds payable upon the Company’s consummation of an Initial Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

Note 5. Related Party Transactions

Founder Shares  — In March 2011, the Sponsor purchased 2,012,500 ordinary shares (the “Founder Shares”) for $25,000, or approximately $0.012 per share.

Forfeiture  — The Founder Shares included 262,500 ordinary shares that were subject to forfeiture if and to the extent the underwriters’ over-allotment option was not exercised, so that the Sponsor would own 20.0% of the Company’s issued and outstanding shares after the Public Offering.  The underwriters exercised the over-allotment option in full and therefore no such ordinary shares were forfeited.

Earnout Shares  — In addition, a portion of the Founder Shares in an amount equal to 591,912 shares will be subject to forfeiture by the Sponsor as follows: (1) 304,924 shares are subject to forfeiture in the event the last sales price of the Company’s shares does not equal or exceed $15.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Company’s Initial Business Combination and (2) 286,988  shares are subject to forfeiture in the event the last sales price of the Company’s shares does not equal or exceed $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Company’s Initial Business Combination.

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

Sponsor Warrants — The Sponsor purchased 4,166,667 warrants (the “Sponsor Warrants”) at $0.75 per warrant (for an aggregate purchase price of $3,125,000) from the Company on a private placement basis simultaneously with the closing of the Public Offering.

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

Accounting — Since the Company is not required to net-cash settle the Sponsor Warrants, the Sponsor Warrants are recorded at fair value and classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40 “Derivatives and Hedging”.

Disposition Restrictions

The Sponsor will agree not to transfer, assign or sell any of its Founder Shares (except in limited circumstances to permitted assigns) until the earlier of (1) one year after the completion of the Company’s Initial Business Combination and (2) the date on which the Company consummates a liquidation, share exchange, share reconstruction and amalgamation, or other similar transaction after its Initial Business Combination that results in all of its shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-Up Period”). Notwithstanding the foregoing, if the Company’s share price reaches or exceeds $11.50 for any 20 trading days within at least one 30-trading day period during the Lock-Up Period, 50% of the Founder Shares will be released from the lock-up and, if the Company’s share price reaches or exceeds $15.00 for any 20 trading days within at least one 30-trading day period during such Lock Up Period, the remaining 50% of the Founder Shares shall be released from the lock-up. In addition, notwithstanding the above, the Sponsor has agreed not to transfer, sell or assign the Founder Earnout Shares (whether to a permitted transferee or otherwise) before the applicable forfeiture condition lapses. The Sponsor has agreed not to transfer, assign or sell any of the Sponsor Warrants including the ordinary shares issuable upon exercise of the Sponsor Warrants until 30 days after the completion of an Initial Business Combination.

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

Note 6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay up to $10,000 a month for office space, utilities and secretarial and administrative services to the Sponsor or its affiliates. Services commenced on July 15, 2011 (the date the Company’s securities were first listed on the NASDAQ) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company.

Notes Payable

On April 1, 2011 the Company issued an unsecured promissory note for $200,000 to Blue Wolf MHC Holdings Ltd.  The proceeds from the notes were used to fund a portion of the organizational and offering expenses owed by the Company to third parties. This note was repaid on July 20, 2011.

Note 7. Trust Account

A total of $80,237,500, which includes $77,112,500 of the net proceeds from the Public Offering and $3,125,000 from the private placement, has been placed in the Trust Account. The trust proceeds are invested in a money market fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Note 8. Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of August 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of August 31, 2011
			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	August 31,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Assets:

Investments held in Trust Account	$80,237,742	$80,237742	—	—

Total	$80,237,742	$80,237,742	—	—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

Note 9. Commitments and contingencies

The Company has committed to pay a deferred underwriters’ compensation of 3.0% of the gross offering proceeds to the underwriters upon the Company’s consummation of an Initial Business Combination.  The deferred underwriters’ compensation of $2,415,000 is reflected in the accompanying interim balance sheet.  The underwriters will not be entitled to any interest accrued on the deferred fee.

Note 10. Shareholders’ Equity

Ordinary Shares  — The Company is authorized to issue an unlimited number of ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At August 31, 2011, there were 10,062,500 ordinary shares outstanding.

Preferred Shares  — The Company is authorized to issue an unlimited number of preferred shares in five different classes with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At August 31, 2011, the Company has not issued any preferred shares.

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

Results of Operations

Through August 31, 2011, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of August 31, 2011, approximately $80,237,740 was held in the Trust Account (including $2.415 million of deferred underwriting discounts and commissions, $3.125 million from the sale of the Sponsor Warrants and approximately $242 in accrued interest) and we had cash outside of the Trust Account of approximately $691,260.  Up to $800,000 in interest income on the balance of the Trust Account (net of taxes payable) may be available to us to fund our working capital requirements but given the current interest rates, it is doubtful that we will earn such amount of interest. The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close our Initial Business Combination. Through August 31, 2011, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Public Offering in the event of a business combination.

For the period from March 11, 2011 through August 31, 2011, we had a net loss of $40,580 and earned $242 in interest income.  For the three months ended August 31, 2011, we had a net loss of $35,580 and earned $242 in interest income.  All of our funds in the Trust Account are invested in a money market fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Liquidity and Capital Resources

On July 20, 2011, we consummated our initial public offering (“Public Offering”) of 8,050,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 4,166,667 warrants (the “Sponsor Warrants”) to Blue Wolf MHC Ltd. (our “Sponsor”) for $3,125,000.  We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of $80,237,500, net of the non-deferred portion of the underwriting commissions of $2.415 million and offering costs and other expenses of approximately $665,000.  For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 4  of the unaudited interim financial statements included in Part I, Item 1 of this report. As of August 31, 2011, we had cash of $691,262.

We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with up to $800,000 of additional working capital we may need to identify one or more target businesses, conduct due diligence and complete our initial business combination, as well as to pay any taxes that we may owe. As described elsewhere in this Report, the amounts in the Trust Account may be invested only in U.S. “government securities” with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.  The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close our Initial Business Combination.  If we are required to seek additional capital, we would need to borrow funds from our Sponsor or management team to operate or may be forced to liquidate. Neither our Sponsor nor our management team is under any obligation to advance funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

For the period from July 20, 2011 (consummation of our IPO) through August 31, 2011, we disbursed an aggregate of approximately $36,703 out of the proceeds of our Public Offering not held in trust, for legal expenses, accounting expenses and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 payable to Blue Wolf MHC Ltd., our Sponsor, for office space, utilities, secretarial and administrative services.

We began incurring these fees on July 15, 2011 (the date the Company’s securities were first listed on the NASDAQ Capital Market) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company.

Critical Accounting Policies

The preparation of interim financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.  We have identified the following as our critical accounting policies:

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through August 31, 2011, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Redeemable Ordinary Shares

As discussed in Note 2, all of the 8,050,000 ordinary shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of ordinary shares under the Company's Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Memorandum and Articles of Association provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against paid-in capital.

Accordingly, at August 31, 2011, 7,362,760 of the 8,050,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $9.97 at August 31, 2011).

Loss per ordinary share

Loss per share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period.  The 12,216,667 warrants related to our Public Offering and the private placement of the Sponsor Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements:

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on March 11, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses.  We were considered in the development stage at August 31, 2011 and had not yet commenced any operations. All activity through August 31, 2011 relates to our formation, our initial public offering, our activities related to identifying and evaluating prospective acquisition candidates and our activities relating to general corporate matters.  We did not have any financial instruments that were exposed to market risks at August 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated July14, 2011 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2011 we consummated a private sale of 4,166,667 Sponsor Warrants to our Sponsor at a price of $0.75 per warrant (for an aggregate purchase price of $3,125,000). The Sponsor Warrants (including the ordinary shares issuable upon exercise of the Sponsor Warrants) will not be transferable, assignable or salable until 30 days after the completion of our Initial Business Combination (except, among certain other limited exceptions, to our officers and directors and other persons or entities affiliated with the members of our Sponsor) and they will not be redeemable by the Company so long as they are held by members of our Sponsor or their permitted transferees.

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

We paid a total of $2.0 million in underwriting discounts and commissions and approximately $665,000 for other costs and expenses related to the offering.   In addition, the Underwriters agreed to defer $2.415 million in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination, if consummated. We also repaid the note outstanding to our Sponsor (an entity controlled by our officers and directors) from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $2.415 million in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination, if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of Sponsor Warrants was $81,012,500 of which $80,237,500 (or approximately $9.97 per unit sold in the initial public offering) was placed in a trust account.  The proceeds held in the trust account were invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE WOLF MONGOLIA HOLDINGS CORP.

Dated: October 12, 2011	/s/ Lee Kraus
Lee Kraus
Chief Executive Officer
(Principal Executive Officer)

Dated: October 12, 2011	/s/ Paul Nicholas Edwards
Paul Nicholas Edwards
President and Chief Financial Officer
(Principal Financial Officer)