Form 10-Q
period 2011-11-30
Blue Wolf Mongolia Holdings Corp.
filed 2012-01-13
CIK 1517526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to __________

Commission File Number: 001-35234

BLUE WOLF MONGOLIA HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	66-0762833
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Two Greenwich Office Park, Suite 300
Greenwich, CT	06831
(Address of principal executive offices)	(Zip Code)

 (203) 622-4903
(Registrant’s telephone number, including area code)

2 Sound View Drive, Greenwich, CT  06830
 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒ No ☐

As of January 13, 2012, there were 10,062,500 ordinary shares of the Company issued and outstanding.

BLUE WOLF MONGOLIA HOLDINGS CORP.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	3

ITEM 1. INTERIM FINANCIAL STATEMENTS	3

Interim Balance Sheet	3
Interim Statements of Operations	4
Interim Statement of Shareholders’ Equity	5
Interim Statements of Cash Flows	6
Notes to Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

Overview	15
Results of Operations	15
Liquidity and Capital Resources	16
Critical Accounting Policies	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION	18

ITEM 1. LEGAL PROCEEDINGS	18

ITEM 1A. RISK FACTORS	18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. [REMOVED AND RESERVED]	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	20
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM BALANCE SHEET (UNAUDITED)

November 30, 2011

ASSETS:
Current assets:
Cash	$550,262
Prepaid insurance and other current assets	107,696
Total current assets	657,958

Investments held in Trust Account	80,239,764

Total assets	$80,897,722

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accrued expenses	$22,004

Other liabilities:
Deferred underwriters' compensation	2,415,000

Total liabilities	2,437,004

Commitments and contingencies

Ordinary shares subject to possible redemption; 7,368,176 shares (at redemption value)	73,460,715

Shareholders' equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 10,062,500 issued and outstanding (which includes 7,368,176 shares subject to possible redemption)	2,082,474
Additional paid-in capital	3,125,000
Deficit accumulated during the development stage	(207,471)

Total shareholders' equity, net	5,000,003

Total liabilities and shareholders' equity	$80,897,722

See accompanying notes to interim financial statements.

 BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

		Period from
	Three Months	March 11, 2011
	Ended	(date of inception) through
	November 30, 2011	November 30, 2011
Revenue	$-	$-
General and adminstrative expenses	168,913	209,735
Loss from Operations	(168,913)	(209,735)
Other Income
Interest income	2,022	2,264
Net loss attributable to ordinary shares not subject to possible redemption	$(166,891)	$(207,471)

Weighted average number of ordinary shares outstanding, basic and diluted	10,062,500	6,083,066

Net loss per ordinary share, basic and diluted	$(0.02)	$(0.03)

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Period from March 11, 2011 (date of inception) to November 30, 2011

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares		Paid-in	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity

Sale of ordinary shares to Sponsor on March 11, 2011 at $0.012 per share	2,012,500	$25,000	$-	$-	$25,000

Sale on July 20, 2011 of 8,050,000 units at $10 per unit, (including 7,362,760 shares subject to possible redemption)	8,050,000	80,500,000	-	-	$80,500,000

Underwriters' discount and offering expenses	-	(4,981,811)	-	-	$(4,981,811)

Sale on July 20, 2011 of 4,166,667 private placement warrants to the Sponsor at $0.75 per warrant	-		3,125,000	-	$3,125,000

Proceeds subject to possible redemption of 7,368,176 ordinary shares at redemption value	-	(73,460,715)	-	-	$(73,460,715)

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	-	(207,471)	$(207,471)

Balance at November 30, 2011 (Unaudited)	10,062,500	$2,082,474	$3,125,000	$(207,471)	$5,000,003

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Period from March 11, 2011 (date of inception) to November 30, 2011

Period from
March 11, 2011
(date of inception) through
November 30, 2011

Cash Flows from Operating Activities:
Net loss	$(207,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance and other current assets	(107,696)
Accrued expenses	22,004

Net cash used in operating activities	(293,163)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(80,237,500)
Interest reinvested in Trust Account	(2,264)
Net cash used in investing activities	(80,239,764)

Cash Flows from Financing Activities:
Proceeds from notes payable to affiliate	200,000
Payment of notes payable to affiliate	(200,000)
Proceeds from sale of ordinary shares to Sponsor	25,000
Proceeds from public offering	80,500,000
Proceeds from issuance of Sponsor Warrants	3,125,000
Payment of offering costs	(2,566,811)

Net cash provided by financing activities	81,083,189
Increase in cash and cash equivalents	550,262
Cash and cash equivalents at beginning of the period	-
Cash and cash equivalents at end of the period	$550,262

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriters' compensation	$2,415,000

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Information and Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of November 30, 2011 and the results of operations for the period from March 11, 2011 (date of inception) to November 30, 2011 and the three month period ending November 30, 2011. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The results of operations for the period from March 11, 2011 (date of inception) to November 30, 2011 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

Note 3. Significant Accounting Policies

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through November 30, 2011, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at November 30, 2011 principally consist of cash in a money market account held by the Company through its Trust Account.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”.  Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method.  As the Company reported a net loss for the three months ended November 30, 2011, the effect of the 12,216,667 warrants (including 4,166,667 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share.

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

Accordingly, at November 30, 2011, 7,368,176 of the 8,050,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $9.97 at November 30, 2011).

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of November 30, 2011. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period ended November 30, 2011. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of November 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of November 30, 2011

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	November 30,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Assets:

Investments held in Trust Account	$80,239,764	$80,239,764	—	—

Total	$80,239,764	$80,239,764	—	—

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

Note 10. Shareholders’ Equity

Ordinary Shares  — The Company is authorized to issue an unlimited number of ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At November 30, 2011, there were 10,062,500 ordinary shares outstanding.

Preferred Shares  — The Company is authorized to issue an unlimited number of preferred shares in five different classes with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At November 30, 2011, the Company has not issued any preferred shares.

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

Overview

We are a blank check company formed on March 11, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”). The Company’s efforts in identifying prospective target businesses will initially be focused on businesses within Mongolia that complement the management team’s background such as in the natural resources sectors and any related sectors.  The Company may, however, pursue opportunities in other business sectors or geographic regions. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the Sponsor Warrants, our shares, debt or a combination of cash, shares and debt.  In addition, we will not effect a business combination with another blank check company or a similar company with nominal operations.

Results of Operations

Through November 30, 2011, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of November 30, 2011, approximately $80,239,764 was held in the Trust Account (including $2.415 million of deferred underwriting discounts and commissions, $3.125 million from the sale of the Sponsor Warrants and $2,264 in accrued interest) and we had cash outside of the Trust Account of $550,262.  Up to $800,000 in interest income on the balance of the Trust Account (net of taxes payable) may be available to us to fund our working capital requirements but given the current interest rates, it is doubtful that we will earn such amount of interest. The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close our Initial Business Combination. Through November 30, 2011, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Public Offering in the event of a business combination.

For the period from March 11, 2011 through November 30, 2011, we had a net loss of $207,741 and earned $2,264 in interest income.  For the three months ended November 30, 2011, we had a net loss of $166,891 and earned $2,022 in interest income.  All of our funds in the Trust Account are invested in a money market fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Liquidity and Capital Resources

On July 20, 2011, we consummated our initial public offering (“Public Offering”) of 8,050,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 4,166,667 warrants (the “Sponsor Warrants”) to Blue Wolf MHC Ltd. (our “Sponsor”) for $3,125,000.  We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of $80,237,500, net of the non-deferred portion of the underwriting commissions of $2.415 million and offering costs and other expenses of approximately $665,000.  For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 4  of the unaudited interim financial statements included in Part I, Item 1 of this report. As of November 30, 2011, we had cash of $550,262.

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

For the period from July 20, 2011 (consummation of our IPO) through November 30, 2011, we disbursed an aggregate of approximately $177,703 out of the proceeds of our Public Offering not held in trust, for legal expenses, accounting expenses and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

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

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through November 30, 2011, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

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

Accordingly, at November 30, 2011, 7,368,176 of the 8,050,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $9.97 at November 30, 2011).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on March 11, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses.  We were considered in the development stage at November 30, 2011 and had not yet commenced any operations. All activity through November 30, 2011 relates to our formation, our initial public offering, our activities related to identifying and evaluating prospective acquisition candidates and our activities relating to general corporate matters.  We did not have any financial instruments that were exposed to market risks at November 30, 2011.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

BLUE WOLF MONGOLIA HOLDINGS CORP.

Dated: January 13, 2012	/s/ Lee Kraus
Lee Kraus Chief Executive Officer (Principal Executive Officer)

Dated: January 13, 2012	/s/ Paul Nicholas Edwards
Paul Nicholas Edwards President and Chief Financial Officer (Principal Financial Officer)