Form 10-K
period 2012-02-29
Blue Wolf Mongolia Holdings Corp.
filed 2012-05-22
CIK 1517526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

☒          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2012

☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

001-35234

(Commission file number)

BLUE WOLF MONGOLIA HOLDINGS CORP.

(Name of registrant as specified in its charter)

British Virgin Islands (State or other jurisdiction of incorporation of organization)	66-0762833 (IRS Employer Identification Number)
Two Greenwich Office Park, Suite 300 Greenwich, CT (Address of principal executive offices)	06831 (Zip Code)

(203) 622-4903

(Registrant's telephone number)

Securities Registered pursuant to Section 12 (b) of the Act:

Units, each consisting of one Ordinary Share and one Warrant Ordinary Shares, no par value per share Warrants to Purchase Ordinary Shares (Title of Each Class)	NASDAQ STOCK MARKET LLC NASDAQ STOCK MARKET LLC NASDAQ STOCK MARKET LLC (Name of each exchange on which registered)

Securities Registered Pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 if the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

 Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒  No  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No ☐

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, based on the closing price of the ordinary shares on the NASDAQ Capital Market on August 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), was $81,305,000.

 On May 22, 2012, there were 10,062,500 shares of the issuer's ordinary shares, no par value outstanding, which is the only class of voting stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS.

Introduction

We are a blank check company incorporated as a British Virgin Islands, or BVI, business company with limited liability and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or assets. Notwithstanding the foregoing, we intend to focus on operating businesses that have their primary operations in Mongolia.

We will seek to capitalize on the significant strength of our management team to identify, acquire and operate a business operating primarily in Mongolia, although we may pursue acquisition opportunities in other geographic regions. While we may pursue an acquisition opportunity in any business industry or sector, we intend to initially focus on those industries or sectors that complement our management team’s background, such as the natural resources sector and any related sectors. We have not established specific criteria that would trigger our consideration of businesses outside Mongolia or the natural resources sector. We also may focus on other geographic regions or industries if we believe that those regions or industries are better able to provide attractive financial returns to our investors.

To date our efforts have been limited to organizational activities, activities relating to our initial public offering (“IPO”) and activities relating to identifying and evaluating prospective acquisition candidates. The registration statement for the IPO was declared effective July 14, 2011. We consummated the IPO of 8,050,000 units on July 20, 2011 (including the underwriters’ exercise of their over-allotment option in full). Simultaneously with the consummation of the IPO, we consummated the private sale to our sponsor of 4,166,667 sponsor warrants at $0.75 per warrant (for an aggregate purchase price of $3,125,000).  Upon the closing of the IPO and the private placement, $80,237,500 ($9.97 per share) was placed in a trust account. These proceeds include approximately $2,415,000 in deferred underwriting commissions, which will be paid only upon the consummation of our business combination.

We have not generated any revenues, other than interest income earned on the proceeds held in the trust account from our IPO. As of February 29, 2012, approximately $80,241,787 was held in the trust account including $4,287 in accrued interest) and we had cash outside of the trust account of $392,625. Up to $800,000 in interest income on the balance of the trust account (net of taxes payable) may be available to us to fund our working capital requirements but given the current interest rates, it is doubtful that we will earn such amount of interest. The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the trust account, to locate, conduct due diligence, structure, negotiate and close our initial business combination. Through February 29, 2012, we had not withdrawn any funds from interest earned on the funds held in the trust account. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our IPO in the event of a business combination.

Opportunities in Mongolia

Mongolia is a landlocked country in Central Asia, bordering Russia on the north and China on the south, east and west. At 1,564,116 square kilometers and with a population of 3.1 million people, Mongolia is the world’s 19 th largest country and the most sparsely populated independent country in the world. The literacy rate is 98%. It is a relatively young parliamentary democracy with a market based-economy. Until 1990, politically and economically, Mongolia was dominated by the Soviet Union. In 1990, the country held a constitutional referendum and a vote in 1992, which led to its first democratic change of government. Since then, Mongolia has held elections every four years. Mongolia has a seventy-six member unicameral parliament. The next parliamentary election will be held in 2012 and the next presidential election will be held in 2013.

Following the collapse of the Soviet Union in 1990, and the withdrawal of aid, Mongolia’s economy suffered a steep recession and sharp inflation. By 2000, as a result of a combination of aid from the International Monetary Fund, the adoption of free market reforms and privatization of much of the economy, the economy had stabilized. The economy is principally based on minerals, agriculture and related services. Between 2002 and 2008, Mongolia’s economy enjoyed strong, steady growth. According to official government estimates, gross domestic product, or GDP, increased from approximately $1.0 billion in 2002 to approximately $5.0 billion in 2008. Over this period, GDP per capita increased from approximately $450 to approximately $1,652. In the second half of 2008 and the first half of 2009, as a result of the fall in global metal prices, Mongolia’s economy contracted quite sharply. In 2010, Mongolia’s economy recovered strongly with GDP of approximately $5.7 billion and GDP per capita increasing to approximately $2,038 due to the following factors: (1) an increase in production, (2) an increase in exports to China and (3) an increase in commodity prices.

We believe the development of the natural resources sector in Mongolia provides significant opportunities for investment. Mongolia possesses large deposits of minerals including coal, copper, gold, iron ore, uranium, and rare earth metals. Golomt Bank, one of Mongolia’s largest corporate banks, estimates the value of the proven reserves of the 10 biggest mines in the country at $2.4 trillion. However, management believes that this figure substantially underestimates the total value of Mongolia’s mineral wealth. In particular, management believes that reserves of oil are likely to prove to be significantly higher than current official figures. In addition, based on its discussions with government officials and other sources in Mongolia, management believes that approximately 75% of Mongolia has yet to be properly explored for mining deposits. Moreover, even in the remaining 25% of Mongolia which has been subject to more detailed scrutiny, it believes modern technology has yet to be fully utilized in the exploration for natural resource.

According to Mongolia’s Office of National Statistics, total exports of minerals in 2011 were $4.78 billion, an increase of 65% from 2010, which in turn were approximately $2.9 billion, a 54% increase from 2009. Mineral exports accounted for 55% of Mongolia’s GDP in 2011, compared to approximately 50% of Mongolia’s GDP in 2010. Specifically, coal exports increased to 21 million tons in 2011from 16.6 million tons in 2010. In 2009 exports of coal were 7.1 million tons. Iron ore exports increased to 5.7 million tons in 2011 from 3.5 million tons in 2010. In 2009 iron ore exports were 1.6 million tons. In 2011, copper concentrate exports increased to 572,000 tons from 569,000 in 2010. In 2009, exports of copper concentrate were 587,000 tons. In 2011, gold exports were 2.7 tons, a decrease from 5.1 tons in 2010. In 2009, gold exports were 10.9 tons. The Mineral Resource and Petroleum Authority of Mongolia forecasts that Mongolia’s exports of minerals will increase by more than fivefold over the next four to six years. Much of this increase in exports will go to China, with whom Mongolia shares a border of 4,677 kilometers, and which consumed 93% of Mongolia’s exports in 2011. In 2010 and 2009, China consumed 74% and 86% respectively of Mongolia’s exports. As a result of the growth in the mining sector, we believe Mongolia will be one of the world’s fastest growing economies over the next few years. Golomt Bank expects GDP to rise from $5.7 billion in 2010 to approximately $25.0 billion by 2015. Real GDP growth for 2011 was 17.2%, compared to approximately 8% in 2010, GDP is expected to grow again strongly in 2012, and then to accelerate further in 2013, as Oyu Tolgoi, one of the world’s largest copper mines, and the first of Mongolia’s large, new mining projects, comes on line. According to press reports, Tavan Tolgoi, which contains coal deposits in excess of 6.0 billion tons, and which is the second new, major project has already started initial production and is steadily moving to full production.

Management believes Mongolia will present rich opportunities to invest in the natural resources sector, both directly and indirectly in the form of suppliers and service providers. Currently, it believes that less than 25% of the country has been properly explored so the potential for the discovery and development of large, new ore bodies remains substantial. Mongolia is well endowed in copper, coal, iron ore, gold, industrial metals such as zinc, lead, molybdenum, and uranium. The domestic supply chain is still in the early stages of development but management expects to see the emergence of many companies involved in exploration, contractual development and many other ancillary services. In addition, substantial investment will be required to improve the country’s infrastructure. The government has laid out ambitious plans to build approximately 8,000 kilometers of roads and approximately 5,000 kilometers of railways. Management believes that the size of the investment required to fulfill these plans is currently beyond the government’s own resources and substantial external and private funding is likely to be required. In addition, as GDP per capita is expected to increase from approximately $2,000 currently to $8,000 in 2015, we believe there will be opportunities to invest in other areas of the economy, including finance, retail, consumer services and real estate. Finally, management believes there are potentially attractive investments in the manufacturing and agriculture sectors as modern management techniques and technology are applied.

Business Strategy

Blue Wolf MHC Ltd., our sponsor, provided us with our initial capital, and certain members of our sponsor (including Messrs. Kraus (our Chief Executive Officer and Chairman), Edwards (our President and Chief Financial Officer), and Ireland (the chief executive officer of a member of our sponsor), each of whom is a member of our board of directors) have assisted us in identifying potential acquisition targets to consummate our initial business combination. Our officers and directors each have more than twenty years of experience managing, advising, acquiring, financing and investing in companies in a variety of industries and geographics. Our management has analyzed and studied the business opportunities present in Mongolia and have assembled an experienced team of local professionals and other contacts in Mongolia. We believe that our management’s various contacts and sources, ranging from private and public company contacts, private equity groups and investment bankers to attorneys, accountants and business brokers, will allow us to generate attractive acquisition opportunities.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure our initial business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we will become the majority shareholder of the target or are otherwise not required to register as an “investment company” under the Investment Company Act of 1940, as amended, or the Investment Company Act. We will not consider any transaction that does not meet this criterion. Even though we will own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.

Our management team will focus on creating shareholder value by leveraging its experience in the management, operation and finance of businesses to improve the efficiency of operations and implement strategies to grow revenue (either organically or through acquisitions). Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

•	Companies with the Ability to Participate in the Growth of Mongolia. According to figures published by the Mongolian government and certain Mongolian banks, and based on research conducted by our management, the Mongolian economy is growing rapidly, led by expansion of the mining sector across a variety of minerals, including coal, iron ore, copper, gold, and industrial metals. Accompanying the expansion of the mining sector is the rapid growth in transportation infrastructure and a variety of other sectors that supply and service companies involved in the extraction of minerals. We will seek businesses that are able to participate in this growing economy.

•	Companies with Strategies for Regional Expansion. Mongolia is geographically located next to China and shares a border with China’s northwestern provinces of Xinjiang, Gansu and Inner Mongolia. While the growth rate of China’s GDP in 2010 was just over 10% according to the CIA Fact Book, the GDP for certain of these provinces grew at a faster rate. For example, according to a report by Deutsche Bank Global Markets Research, the 2010 GDP for Inner Mongolia, the Chinese province with the longest contiguous border with China, was approximately 15%. Management believes that Mongolia and other countries in the Central Asian region will benefit from China’s growth environment and we will seek investment opportunities with the potential to benefit from expansion within the region.

•	Companies with Opportunity to Strengthen Management and Add Value. We will seek to acquire one or more businesses with a strong management team that provides a platform for us to further develop the acquired business’ management capabilities and leverage the experience of our officers, directors and members of our sponsor. We will place a strong emphasis on the quality of a business’ management, which we will assess as a result of direct contacts with the management as well as meetings with suppliers, customers and competitors. We believe that the operating expertise of our officers and directors is well suited to complement the target’s management team.

•	Businesses with Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through increased production capacity, expense reduction and synergistic follow-on acquisitions and increased operating leverage. We will also seek businesses with the prospect for increased product margins.

•	Companies with Potential for Positive Operating Cash Flow Generation. We will seek to acquire one or more businesses that either currently have, or have the potential to generate, positive operating cash flow, as defined by generally accepted accounting principles in the United States. We will focus on one or more businesses that have predictable revenue streams and definable working capital and capital expenditure requirements. We also may seek to prudently leverage this cash flow in order to enhance shareholder value.

•	Businesses with a Proven Business Model. We will seek to acquire one of more businesses that have demonstrated an ability to implement a successful business model in Mongolia. However, Mongolia is a developing economy and many businesses have only recently been established or may have not had sufficient time to prove their business model. As such, it may be challenging to find and acquire a business with a proven business model.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the Securities and Exchange Commission (“SEC”).

Our management team has a broad range of operational experience across a variety of sectors. Mr. Lee Kraus, our Chief Executive Officer and Chairman, founded Composite Capital Advisors, LLC (an affiliate of Composite Capital, LLC), a natural resources financial advisory firm focused principally on clients’ activities in Central Asia, including Kazakhstan and Uzbekistan, served as interim chief operating officer of Max Petroleum, Plc, an exploration and production company with assets in Kazakhstan and listed on the London Stock Exchange and the Frankfurt Stock Exchange, and worked in the Natural Resources group at Dresdner Kleinwort focusing on mergers and acquisitions. Mr. Kraus also was involved in restructuring, privatizing and financing natural resources companies in the former Soviet Union and in Eastern Europe through his work at Lazard Frères & Co. and in Morgan Stanley’s Natural Resources group. Our management team also has significant expertise in equity investing within a broad range of subsectors across natural resources, including oil and gas exploration, mining, oil refining and petrochemical projects. Mr. Kraus has also taken a number of private companies public through the initial public offering process. Early in his career, Mr. Kraus was an oilfield services engineer with Schlumberger and a system consulting engineer who designed control systems for refineries and chemical plants. Mr. Nicholas Edwards, our President and Chief Financial Officer, was a partner at Warburg Pincus, where he founded and was responsible for its Japanese equity business. Following the acquisition of Warburg Pincus Asset Management by Credit Suisse in 2000, Mr. Edwards became the global head of its Japanese equities division. Subsequently, he founded Nicholas Edwards Investments, Japan, a Japan-focused investment management company.

Over the course of their careers, the members of our management team have developed a broad international network of contacts and corporate relationships that we believe will serve as a useful source of investment opportunities. This network has been developed through our management team’s:

•	experience in sourcing, acquiring, operating, financing and selling businesses;

•	reputation for integrity and fair dealing with sellers, capital providers and target management teams;

•	significant experience as advisors on transactions;

•	experience in executing transactions under varying economic and financial market conditions;

•	experience in operating in developing environments around the world; and

•	knowledge of the natural resources sector including oil and gas, refining and marketing, pipelines, mining, precious metals, agriculture, and chemicals.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team will provide us with an important source of investment opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Certain members of our management team have spent the last few years working with Asia-based businesses and have developed a wide network of professional services contacts and business relationships in that region.

Certain members of our sponsor will assist us in identifying potential acquisition targets and consummating our initial business combination. Messrs. Kraus and Edwards have substantial knowledge of, and contacts in, Mongolia and we expect that they will identify appropriate targets for our initial business combination. Once they have identified appropriate targets, we expect that Mr. Ireland, who is chief executive officer of Geologic Resource Partners LLC, a member of our sponsor, will assist us in our due diligence review of our acquisition targets. Messrs. Kraus and Ireland have significant experience in the natural resources sector and will be important in evaluating the results of any studies or analyses of reserves for targets in the natural resources or related sectors. We believe the experience and insight of the foregoing persons will enable us to identify and consummate an initial business combination.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information which will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, that our initial business combination is fair to our shareholders from a financial point of view.

Each of our officers and directors has agreed that until the earliest of our initial business combination, our redemption of our public shares if we fail to complete our initial business combination by April 20, 2013 or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity with an enterprise value of $60,000,000 or more, subject to any pre-existing fiduciary or contractual obligations he might have. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. For example, Messrs. Kraus and Edwards may present to Blue Wolf Fund L.P. or Composite Capital, LLC suitable opportunities in Central Asia and Mongolia with an aggregate value of less than $60,000,000 before they may present such opportunities to us. Our officers and directors have agreed not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by April 20, 2013.

Effecting our initial business combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time until after our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the sponsor warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our ordinary shares, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the NASDAQ Capital Market, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Fair market value of target business or businesses

The target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (excluding taxes) at the time of the agreement to enter into such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. If we issue securities in order to consummate such an initial business combination, our shareholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our shareholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of FINRA or a body of equivalent status in a non-US jurisdiction with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our shareholders.

Permitted purchases of our securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, prior to the consummation of our initial business combination, our memorandum and articles of association will permit the release to us from the trust account amounts necessary to purchase up to 15% of the shares sold in our IPO (1,207,500 shares) at any time commencing after the filing of a preliminary proxy statement for our initial business combination and ending on the record date for the vote to be held to approve our initial business combination. Purchases will be made only in open market transactions at times when we are not in possession of any material non-public information and may not be made during a restricted period under Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases. If the conditions of Rule 10b-18, as in effect at the time we wish to make such purchases, are not satisfied, it is likely that we will not make such purchases. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account (approximately $9.97 per share). We can purchase any or all of the 1,207,500 shares (15% of the shares sold in our IPO) we are entitled to purchase. It will be entirely in our discretion as to how many shares are purchased. Purchasing decisions will be made based on various factors, including the then current market price of our ordinary shares and the terms of the proposed business combination. All shares purchased by us will be immediately cancelled. Such open market purchases, if any, would be conducted by us to minimize any disparity between the then current market price of our ordinary shares and the per-share amount held in the trust account. A market price below the per-share trust amount could provide an incentive for purchasers to buy our shares after the filing of our preliminary proxy statement at a discount to the per-share amount held in the trust account for the sole purpose of voting against our initial business combination and exercising redemption rights for the full per-share amount held in the trust account. Such trading activity could enable such investors to block our initial business combination by making it difficult for us to obtain the approval of such business combination by the vote of a majority of our outstanding ordinary shares that are voted.

In addition, in the event we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase public shares effective as of the consummation of the business combination from shareholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account. Our sponsor, directors, officers, advisors or their affiliates also may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (i) increase the likelihood of obtaining shareholder approval of the business combination or (ii), where the purchases are made by our sponsor, directors, officers, advisors or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of our initial business combination that may not otherwise have been possible.

As a consequence of any such purchases by us:

•	the funds in our trust account that are so used will not be available to us after the business combination;

•	the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the listing or trading of our securities on a national securities exchange;

•	because the shareholders who sell their shares in a privately negotiated transaction or pursuant to market transactions as described above may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the deferred underwriting commissions or taxes payable, our remaining shareholders may bear the entire payment of such deferred commissions and taxes payable (as well as, in the case of purchases which occur prior to the consummation of our initial business combination, up to $50,000 of net interest that may be released to us from the trust account to fund our dissolution expenses in the event we do not complete our initial business combination by April 20, 2013). That is, if we seek shareholder approval of our initial business combination, the redemption price per share payable to public shareholders who elect to have their shares redeemed will be reduced by a larger percentage of the taxes payable than it would have been in the absence of such privately negotiated or market transactions, and shareholders who do not elect to have their shares redeemed and remain our shareholders after the business combination will bear the economic burden of the deferred commissions and taxes payable because such amounts will be payable by us; and

•	the payment of any premium would result in a reduction in book value per share for the remaining shareholders compared to the value received by shareholders that have their shares purchased by us at a premium.

Our sponsor, officers, directors and/or their affiliates anticipate that they will identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of tender offer materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Pursuant to the terms of such arrangements, any shares so purchased by our sponsor, officers, advisors, directors and/or their affiliates would then revoke their election to redeem such shares. The terms of such purchases would operate to facilitate our ability to consummate a proposed business combination by potentially reducing the number of shares redeemed for cash.

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our shareholders with the opportunity to redeem their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $9.97 per public share. Our sponsor has agreed to waive its right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our sponsor or any of our officers, directors or affiliates acquires public shares in or after our IPO, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination by April 20, 2013.

Manner of Conducting Redemptions

Unlike many blank check companies that hold shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even if not required by law, if a shareholder vote is not required by law or the NASDAQ Capital Market and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our memorandum and articles of association:

•	offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to consummating our initial business combination which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act.

In connection with the successful consummation of our business combination, we may redeem pursuant to a tender offer up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 (which may be substantially higher depending on the terms of our potential business combination), the chance that the holders of our ordinary shares electing to redeem in connection with a redemption conducted pursuant to the proxy rules will cause us to fall below such minimum requirement is increased.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our shareholders, not just our public shareholders. Our sponsor has agreed to waive its redemption rights with respect to its founder shares and public shares in connection with any such tender offer.

If, however, shareholder approval of the transaction is required by law or the NASDAQ Capital Market, or we decide to obtain shareholder approval for business or other legal reasons, we will:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon consummation of the initial business combination.

If we seek shareholder approval, we will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our sponsor has agreed to vote its founder shares and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors in their individual capacities (excluding their affiliates) have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor has agreed to waive its redemption rights with respect to its founder shares and public shares in connection with the consummation of our initial business combination.

Limitation on redemption rights upon consummation of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our memorandum and articles of association provides that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in our IPO. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 10% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 10% of the shares sold in our IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with our initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. We will resolve any disputes relating to whether a public shareholder is acting in concert or as a “group” either by requiring certifications under the penalty of perjury to such effect by public shareholders or via adjudication in court.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents or proxy materials mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target by April 20, 2013.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we must complete our initial business combination by April 20, 2013. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination by April 20, 2013, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be done automatically by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the BVI Business Companies Act, 2004 of the British Virgin Islands, or the Companies Act.

The redemption will trigger automatic distribution procedures and any subsequent necessary action by us in the discretion of our directors, resulting in our voluntary liquidation and subsequent dissolution. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in the British Virgin Islands Official Gazette and a BVI newspaper, and taking any other steps he considers appropriate to identify the company’s creditors, after which our assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and make a notificational filing with the Registrar. We would be dissolved once the Registrar issues a Certificate of Dissolution.

We will instruct the trustee to distribute the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata, to our public shareholders. Our sponsor has agreed to waive its redemption rights with respect to its founder shares if we fail to consummate our initial business combination by April 20, 2013. However, to the extent our sponsor, or any of our officers, directors or affiliates acquire public shares in the open market, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination by April 20, 2013. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event we do not consummate our initial business combination by April 20, 2013. We will pay the costs of our liquidation of the trust account from our remaining assets outside of the trust account. However, if those funds are not sufficient to cover these costs and expenses, we may request the trustee to release to us an amount of up to $50,000 of such accrued interest to pay those costs and expenses. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $9.97. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $9.97, plus interest (net of any taxes payable).

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Messrs. Kraus and Edwards have agreed that they will be jointly and severally liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below approximately $9.97 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Kraus and Edwards will not be responsible to the extent of any liability for such third party claims. However, Messrs. Kraus and Edwards may not be able to satisfy those obligations. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether such persons have sufficient funds to satisfy their indemnity obligations and, therefore, our existing shareholders may not able to satisfy those obligations. We believe the likelihood of our existing shareholders having to indemnify the trust account is limited because we endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below approximately $9.97 per share and any member of our sponsor asserts that he is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against such member of our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against such member of our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $9.97 per share.

We will seek to reduce the possibility that Messrs. Kraus and Edwards will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Messrs. Kraus and Edwards will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. If the Company is deemed insolvent for the purposes of the BVI Insolvency Act, 2003 (the “Insolvency Act”) (i.e. (i) it fails to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands court in favour of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if the Company enters insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation or if they redeem their shares in connection with an initial business combination that we consummate. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

The Company registered its securities under the Exchange Act, and has reporting obligations, including the requirement that we file annual and quarterly reports with the SEC.  The public may read and copy materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm.  You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a recently formed blank check company in the development stage with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed blank check company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no material plans, arrangements or understandings with any prospective target business concerning our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law or the NASDAQ Capital Market, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote before we consummate our initial business combination unless the business combination would require shareholder approval under applicable state law or the rules of the NASDAQ Capital Market or if we decide to hold a shareholder vote for business or other legal reasons. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

Because our board of directors may consummate our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer or proxy documents mailed to our public shareholders in which we describe our business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Our memorandum and articles of association requires us to provide all of our public shareholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of a large number of our shareholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our business combination, we may redeem up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001. If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by April 20, 2013 may give potential target businesses leverage over us in negotiating our initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by April 20, 2013. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination by April 20, 2013, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by April 20, 2013. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination by April 20, 2013, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public shareholders from the trust account shall be done automatically by function of our memorandum and articles of association and prior to any voluntary winding up.

Our purchase of ordinary shares in the open market may support the market price of the ordinary shares and/or warrants during the buyback period and, accordingly, the termination of the support provided by such purchases may materially adversely affect the market price of the units, ordinary shares and/or warrants.

Unlike many blank check companies, if we seek shareholder approval of our initial business combination, prior to the consummation of our initial business combination, our memorandum and articles of association will permit the release to us from the trust account amounts necessary to purchase up to 1,207,500 shares (15% of the shares sold in our IPO) at any time commencing after the filing of a preliminary proxy statement for our initial business combination and ending on the record date for the vote to be held to approve our initial business combination. Purchases will be made only in open market transactions at times when we are not in possession of material non-public information and will not be made during a restricted period under Regulation M under the Exchange Act. Consequently, if the market does not view our initial business combination positively, these purchases may have the effect of counteracting the market’s view of our initial business combination, which would otherwise be reflected in a decline in the market price of our securities. The termination of the support provided by these purchase may materially adversely affect the market price of our securities.

If we seek shareholder approval of our business combination, we, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from shareholders, in which case we or they may influence a vote in favor of a proposed business combination that you do not support.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase public shares following consummation of the business combination from shareholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules. Our sponsor, directors, officers, advisors or their affiliates also may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. Although neither we nor they currently anticipate paying any premium purchase price (over trust value) for such public shares, in the event we or they do, the payment of a premium may not be in the best interest of those shareholders not receiving any such premium. Nevertheless, because any payment of a premium by us will be made only from proceeds released to us from the trust account following completion of a business combination, no such payments will reduce the per share amounts available in the trust account for redemption in connection with the business combination. In addition, the payment of a premium by us after the consummation of our initial business combination may not be in the best interest of the remaining shareholders who do not redeem their shares. Such shareholders may experience a reduction in book value per share compared to the value received by shareholders that have their shares purchased by us at a premium. In addition, in the event we seek shareholder approval of our business combination, our memorandum and articles of association will permit the release to us from the trust account amounts necessary to purchase up to 1,207,500 shares (15% of the shares sold in our IPO) if the underwriters’ over-allotment option is exercised in full). It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases. If the conditions of Rule 10b-18, as in effect at the time we wish to make such purchases, are not satisfied, it is likely that we will not make such purchases. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account, approximately $9.97 per share).

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2), where the purchases are made by our sponsor, directors, officers, advisors or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Our purchases of ordinary shares in the open market or in privately negotiated transactions would reduce the funds available to us after the business combination.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may privately negotiate transactions to purchase shares effective immediately following the consummation of the business combination from shareholders who would have otherwise elected to have their shares redeemed. In addition, in the event we seek shareholder approval of our business combination, our memorandum and articles of association will permit the release to us from the trust account of amounts necessary to purchase up to 1,207,500 shares (15% of the shares sold in our IPO). As a consequence of such purchases, the funds in our trust account that are so used will not be available to us after the business combination.

Purchases of ordinary shares in the open market or in privately negotiated transactions by us or our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to list our ordinary shares on a national securities exchange.

If we or our sponsor, directors, officers, advisors or their affiliates purchase ordinary shares in the open market or in privately negotiated transactions, the public “float” of our ordinary shares and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to continue the quotation, listing or trading of our securities on a national securities exchange upon consummation of our business combination.

Our purchases of ordinary shares in the open market or in privately negotiated transactions may have negative economic effects on our remaining public shareholders.

If we seek shareholder approval of our business combination and purchase shares in privately negotiated or market transactions from shareholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account, our remaining public shareholders will bear the economic burden of the taxes payable (as well as, in the case of purchases which occur prior to the consummation of our initial business combination, up to $50,000 of the net interest that may be released to us from the trust account to fund our dissolution expenses in the event we do not complete our initial business combination by April 20, 2013). In addition, our remaining public shareholders following the consummation of our initial business combination will bear the economic burden of the deferred underwriting commission as well as the amount of any premium we may pay to the per-share pro rata portion of the trust account using funds released to us from the trust account following the consummation of the business combination. This is because the shareholders from whom we purchase shares in open market or in privately negotiated transactions may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the taxes payable on the interest earned by the trust account, up to $50,000 of dissolution expenses or the deferred underwriting commission and, in the case of purchases at a premium, have received such premium.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation or if they redeem their shares pursuant to a tender offer in connection with an initial business combination that we consummate. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we seek shareholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 10% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 10% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our memorandum and articles of association provides that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in our IPO. Your inability to redeem more than an aggregate of 10% of the shares sold in our IPO will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 10% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $9.97 per share on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have significant experience identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire the proceeds held in our trust account, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the ordinary shares redeemed and, in the event we seek shareholder approval of our business combination, we make purchases of our ordinary shares in the open market in a manner intended to comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases, using available funds from the trust account, then the resources available to us for our initial business combination may be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $9.97 per share on our redemption, and our warrants will expire worthless.

If the net proceeds available to us outside of the trust account, together with the interest in the trust account (net of taxes payable) which may be released to us for working capital purposes, are insufficient to allow us to operate through April 20, 2013, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate through April 20, 2013, assuming that our initial business combination is not consummated during that time. Up to $800,000 of the interest income (net of taxes payable) earned on the trust account may be released to us to fund our working capital requirements; however, based on the current interest rate environment, we anticipate that approximately $13,500 of interest income (net of taxes payable) will be available to us through April 20, 2013 . However, our estimate may not be accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $9.97 per share on our redemption, and our warrants will expire worthless.

The current low interest rate environment could limit the amount available to fund our search for a target business or businesses and complete our initial business combination since we will depend on interest earned on the trust account to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of our IPO, only $392,625 remains available to us as of February 29, 2012 to fund our working capital requirements. The current interest rate environment may make it more difficult for us to generate sufficient interest from the proceeds in the trust account to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our sponsor or management team to operate or may be forced to liquidate. Neither our sponsor nor our management team is under any obligation to advance funds to us in such circumstances. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $9.97 per share on our redemption, and our warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than approximately $9.97 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the required time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the approximately $9.97 per share, due to claims of such creditors. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Kraus and Edwards will not be responsible to the extent of any liability for such third party claims. However, we have not asked Messrs. Kraus and Edwards to reserve for such indemnification obligations and Messrs. Kraus and Edwards may not be able to satisfy those obligations. We have not independently verified whether such persons have sufficient funds to satisfy their indemnity obligations and, therefore, our existing shareholders may not be able to satisfy those obligations. We believe the likelihood of our existing shareholders having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Our independent directors may decide not to enforce indemnification obligations against Messrs. Kraus and Edwards, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below approximately $9.97 per share and any member of our sponsor asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against such member of our sponsor to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against such member of our sponsor to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below approximately $9.97 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $9.97 per share on our redemption, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are not subject to the supervision of the Financial Services Commission of the British Virgin Islands and so our shareholders are not protected by any regulatory inspections in the British Virgin Islands.

We are not an entity subject to any regulatory supervision in the British Virgin Islands by the Financial Services Commission. As a result, shareholders are not protected by any regulatory supervision or inspections by any regulatory agency in the British Virgin Islands and we are not required to observe any restrictions in respect of our conduct save as disclosed in our memorandum and articles of association.

If we are unable to consummate our initial business combination, our public shareholders may be forced to wait until April 20, 2013 before redemption from our trust account.

If we are unable to consummate our initial business combination by April 20, 2013, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond April 20, 2013 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we liquidate, distributions, or part of them, may be delayed while the liquidator determines the extent of potential creditor claims.

Pursuant to, among other documents, our memorandum and articles of association, if we do not complete our initial business combination by April 20, 2013, this will trigger an automatic redemption of our ordinary shares using the available funds in the trust account pursuant to our memorandum and articles of association, resulting in our repayment of available funds in the trust account together with our subsequent voluntary liquidation as may be determined by our directors. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in the British Virgin Islands Official Gazette and a British Virgin Islands newspaper, and taking any other steps he considers appropriate, after which our assets would be distributed.

As soon as our affairs are fully wound-up, if we were to liquidate, the liquidator must complete his statement of account and will then notify the Registrar of Corporate Affairs in the British Virgin Islands (the “Registrar”) that the liquidation has been completed. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

In any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the redemption amounts payable to them.

The ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act or states securities laws at this time, and such registration may not be in place when you decide to exercise your warrants, thus precluding you from being able to exercise your warrants and causing your warrants to expire worthless.

The ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act or any state securities laws at this time. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis under certain circumstances specified in the warrant agreement. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the ordinary shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying ordinary shares for sale under all applicable state securities laws.

The grant of registration rights to our sponsor and holders of our sponsor warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to the registration rights agreement entered into concurrently with the closing of our IPO, our sponsor and its permitted transferees can demand that we register the founder shares, holders of our sponsor warrants and their permitted transferees can demand that we register the sponsor warrants and the ordinary shares issuable upon exercise of the sponsor warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the sponsor warrants and the ordinary shares issuable upon exercise of such sponsor warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the securities owned by our sponsor, holders of our sponsor warrants or their respective permitted transferees are registered.

Because we have not selected a particular business or geographic focus or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We may pursue acquisition opportunities in any geographic region, but may rely upon our management team’s background in Asia. Also, while we may pursue an acquisition opportunity in any business industry or sector, we intend to initially focus on those industries or sectors that complement our management team’s background, such as natural resources. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities outside of our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or their evaluation of its operations.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or the NASDAQ Capital Market, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $9.97 per share on our redemption, and our warrants will expire worthless.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders, which would be the case if the trading price of our ordinary shares after giving effect to such business combination was less than the per-share trust liquidation value that our shareholders would have received if we had dissolved without consummating our initial business combination.

We are not required to obtain an opinion from an independent investment banking firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

Our memorandum and articles of association authorize the issuance of an unlimited amount of both ordinary shares of no par value and preferred shares of no par value. We may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. Although no such issuance of ordinary or preferred shares will affect the per share amount available for redemption from the trust account, the issuance of additional ordinary or preferred shares:

•	may significantly dilute the equity interest of investors in our IPO, who will not have pre-emption rights in respect of such an issuance;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights created by amendment of our memorandum and articles of association by resolution of the directors senior to those afforded our ordinary shares;

•	could cause a change in control if a substantial number of ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. In addition, in the event we seek shareholder approval of our initial business combination, we may use funds released to us from the trust account to purchase up to 1,207,500 shares (15% of the shares sold in our IPO) in the open market and these purchases would have the effect of reducing the funds available in the trust account for future business combinations. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $9.97 per share on our redemption, and our warrants will expire worthless.

We may qualify as a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our ordinary shares or warrants, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Our actual PFIC status for our initial taxable year ending February 29, 2012 may depend on whether we qualify for the PFIC start-up exception (discussed further, below). We likely will be a PFIC for our initial taxable year ending February 29, 2012 unless we complete a business combination in our current taxable year ending February 28, 2013 and are not treated as a PFIC for either of our taxable years ending February 28, 2013 or February 28, 2014. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. In addition, we may not provide timely financial information that would be required for U.S. investors to make a potentially favorable “qualified electing fund” election, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

The discussion below of the PFIC rule applicable to “U.S. Holders” will apply to a beneficial owner of our securities that is for U.S. federal income tax purposes (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate whose income is includible in gross income for U.S. federal income tax purposes regardless of its source; or (iv) a trust if (A) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust, or (B) it has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

A foreign (i.e., non-U.S.) corporation will be a PFIC if at least 75% of its gross income in a taxable year of the foreign corporation, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income. Alternatively, a foreign corporation will be a PFIC if at least 50% of its assets in a taxable year of the foreign corporation, ordinarily determined based on fair market value and averaged quarterly over the year, including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

 Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test beginning with our initial taxable year ending February 29, 2012. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income, if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the first two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us will not be known until after the close of our taxable year ending February 28, 2013.

 If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants and, in the case of our ordinary shares, the U.S. Holder did not make a timely qualified electing fund (“QEF”) election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) ordinary shares, as described below, such holder generally will be subject to special rules with respect to:

•	any gain recognized by the U.S. Holder on the sale or other disposition of its ordinary shares or warrants; and

•	any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the ordinary shares).

Under these rules,

•	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ordinary shares or warrants;

•	the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

•	the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

•	the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder will avoid the PFIC tax consequences described above in respect to our ordinary shares by making a timely QEF election to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends. A U.S. Holder may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge.

 A U.S. Holder may not make a QEF election with respect to its warrants to acquire our ordinary shares. As a result, if a U.S. Holder sells or otherwise disposes of such warrants (other than upon exercise of such warrants), any gain recognized generally will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above, if we were a PFIC at any time during the period the U.S. Holder held the warrants. If a U.S. Holder that exercises such warrants properly makes a QEF election with respect to the newly acquired ordinary shares (or has previously made a QEF election with respect to our ordinary shares), the QEF election will apply to the newly acquired ordinary shares, but the adverse tax consequences relating to PFIC shares, adjusted to take into account the current income inclusions resulting from the QEF election, will continue to apply with respect to such newly acquired ordinary shares (which generally will be deemed to have a holding period for purposes of the PFIC rules that includes the period the U.S. Holder held the warrants), unless the U.S. Holder makes a purging election. The purging election creates a deemed sale of such shares at their fair market value. The gain recognized by the purging election will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above. As a result of the purging election, the U.S. Holder will have a new basis and holding period in the ordinary shares acquired upon the exercise of the warrants for purposes of the PFIC rules.

In order to comply with the requirements of a QEF election, a U.S. Holder must receive a PFIC annual information statement from us. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there is no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.

 Although a determination as to our PFIC status will be made annually, an initial determination that our company is a PFIC will generally apply for subsequent years to a U.S. Holder who held ordinary shares or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. A U.S. Holder who makes the QEF election discussed above for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) our ordinary shares, however, will not be subject to the PFIC tax and interest charge rules discussed above in respect to such shares. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such shares for any taxable year of us that ends within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our ordinary shares, the PFIC rules discussed above will continue to apply to such shares unless the holder makes a purging election, as described above, and pays the tax and interest charge with respect to the gain inherent in such shares attributable to the pre-QEF election period.

After our initial business combination, it is likely that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is likely that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers may become involved with subsequent blank check companies similar to our company. Our officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into our initial business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our directors also serve as officers and board members for other entities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our shareholders, whether or not a conflict of interest may exist.

Since our sponsor will lose its entire investment in us if our initial business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

In March 2011, our sponsor purchased an aggregate of 2,012,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.012 per share. The founder shares will be worthless if we do not consummate an initial business combination. In addition, members of our sponsor purchased an aggregate of 4,166,667 sponsor warrants, each exercisable for one ordinary share at $12.00 per share, for a purchase price of $3,125,000, or $0.75 per warrant, that will also be worthless if we do not consummate our initial business combination. In addition, 591,912 founder shares are subject to forfeiture by our sponsor as follows: (1) 304,924 are subject to forfeiture in the event the last sale price of our shares does not equal or exceed $15.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following the closing of our initial business combination and (2) 286,988 founder shares are subject to forfeiture in the event the last sale price of our shares does not equal or exceed $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following the closing of our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of February 29, 2012, we had $80,241,742 in our trust account (including interest earned thereon as of such date) that we may use to complete a business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

We may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority shareholder of the target or are otherwise not required to register as an investment company under the Investment Company Act. Even though we will own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate our initial business combination with which a substantial majority of our shareholders do not agree.

Since we have no specified percentage threshold for redemption contained in our memorandum and articles of association, our structure is different in this respect from the structure that has been used by many blank check companies. Many blank check companies would not be able to consummate an initial business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public shareholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with our initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us or our sponsor, officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the warrants is higher than is typical in many similar blank check companies. Historically, the exercise price of a warrant was generally less than the purchase price of the units in the initial public offering. The exercise price for our public warrants is $12.00 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We may seek to amend our memorandum and articles of association or governing instruments in a manner that will make it easier for us to consummate our initial business combination that our shareholders may not support.

In order to effectuate our initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We may seek to amend our charter or governing instruments in order to effectuate our initial business combination. However, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by April 20, 2013.

The provisions of our memorandum and articles of association relating to the rights and obligations attaching to our ordinary shares may be amended prior to the consummation of our initial business combination with the approval of the holders of 65% of our outstanding ordinary shares, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our memorandum and articles of association to facilitate the consummation of our initial business combination that a significant number of our shareholders may not support.

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our memorandum and articles of association provides that, prior to the consummation of our initial business combination, its provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares, may be amended if approved by holders of 65% of our issued and outstanding ordinary shares. Prior to our initial business combination, if we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders who being so entitled attend and vote at the general meeting or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our memorandum and articles of association may be amended if approved by a majority of the votes of shareholders who being so entitled attend and vote at the general meeting or by resolution of the directors. Our sponsor, which beneficially owns 20% of our ordinary shares, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares behavior more easily that many blank check companies, and this may increase our ability to consummate our initial business combination with which you do not agree. However, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by April 20, 2013.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $9.97 per share on our redemption, and our warrants will expire worthless.

Although we believe that $80,241,787 of proceeds held in the trust account (including interest earned thereon as of February 29, 2012) that may be available to us for our initial business combination, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If this amount proves to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $9.97 per share on our redemption, and our warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor beneficially owns 20% of our issued and outstanding ordinary shares (assuming they are not required to forfeit their founder earn out shares). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. If our sponsor purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities, other than as previously disclosed. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination.

If we do not hold an annual meeting of shareholders until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to elect directors and to discuss company affairs with management until such time.

Unless otherwise required by law or the NASDAQ Capital Market, or we decide for other business or legal reasons, we do not currently intend to call an annual meeting of shareholders until after we consummate our initial business combination. If our shareholders want us to hold a meeting prior to our consummation of our initial business combination, they may do so by members holding not less than thirty percent of voting rights in respect of the matter for which the meeting is requested making a request in writing to the directors in accordance with Section 82 of the Companies Act. Under British Virgin Islands law, we may not increase the required percentage to call a meeting above thirty percent. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Pursuant to the warrant agreement between Continental Transfer & Stock Company, as warrant agent, and us, the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (1) to exercise your warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (2) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (3) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the sponsor warrants will be redeemable by us so long as they are held by members of the sponsor or their permitted transferees.

Our warrants may have an adverse effect on the market price of our ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 8,050,000 ordinary shares as part of our IPO and an aggregate of 4,166,667 sponsor warrants, each exercisable to purchase one ordinary share at $12.00 per share. In addition, if our sponsor makes any working capital loans, it may convert up to $500,000 of those loans into additional sponsor warrants at $0.75 per warrant. To the extent we issue ordinary shares to effectuate our initial business combination, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate our initial business combination or increase the cost of acquiring the target business.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

An active trading market for our securities may never develop or, if developed, it may not be sustained. Additionally, if our securities become delisted from the NASDAQ Capital Market for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on the NASDAQ Capital Market or another national exchange. You may be unable to sell your securities unless a market can be established and sustained.

Our securities may not continue to be listed on the NASDAQ Capital Market in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities may not continue to be listed on the NASDAQ Capital Market in the future. Additionally, in connection with our business combination, the NASDAQ Capital Market will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We may not be able to meet those initial listing requirements at that time.

If the NASDAQ Capital Market delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a reduced liquidity with respect to our securities;

•	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer or proxy documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and timely consummate our initial business combination.

Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending February 28, 2013. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may re-incorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the British Virgin Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of our business will likely subject us to foreign regulation.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under British Virgin Islands law.

We are a company incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for investors to enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our memorandum and articles of association, the Companies Act and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are governed by the Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in BVI companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a BVI company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The British Virgin Islands courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and

•	to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that the U.S. judgment:

•	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

•	is final and for a liquidated sum;

•	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

•	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

•	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and

•	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a British Virgin Islands Court may give effect in the British Virgin Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Our memorandum and articles of association permit the board of directors by resolution to amend our memorandum and articles of association, including to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our memorandum and articles of association permits the board of directors by resolution to amend the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by April 20, 2013.

Risks Associated with Acquiring and Operating a Business in Emerging Market Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition. Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent. Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for you to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

Following our initial business combination, our management will likely resign from their positions as officers of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets will likely be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies in Asia differ from the economies of most developed countries in many respects. For the most part, such economies have grown at a rate in excess of the United States; however, (1) such economic growth has been uneven, both geographically and among various sectors of the economy and (2) such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in Asia are relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Many of the economies in Asia are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

While many of the economies in Asia have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures. As governments take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Many industries in Asia are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

Governments in many Asian countries have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries. As a result, the number of potential acquisition candidates available to us may be limited or our ability to grow and sustain the business which we ultimately acquire will be limited.

If a country in Asia enacts regulations in industry segments that forbid or restrict foreign investment, our ability to consummate our initial business combination could be severely impaired.

Many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If new laws or regulations forbid or limit foreign investment in industries in which we want to complete our initial business combination, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete our initial business combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Any of the above could have an adverse effect on our company post-business combination and could materially reduce the value of your investment.

Corporate governance standards in Asia may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Risks Associated with Acquiring and Operating a Business In Mongolia

Legislation in Mongolia may be subject to conflicting interpretations.

The Mongolian legal system shares several of the qualitative characteristics typically found in a developing country and many of its laws, particularly with respect to matters of taxation, are still evolving. The legal framework in Mongolia is, in many instances, based on recent political reforms or newly enacted legislation, which may not be consistent with long-standing local conventions and customs. Local institutions and bureaucracies responsible for administrating laws may lack a proper understanding of the laws or the experience necessary to apply them in a modern business context. Many laws have been enacted, but in many instances they are neither understood nor enforced and may be applied in an inconsistent, arbitrary manner, while legal remedies may be uncertain, delayed or unavailable. A transaction or business structure that would likely be regarded under a more established legal system as appropriate and relatively straightforward might be regarded in Mongolia as outside the scope of existing Mongolian law, regulation or legal precedent. As a result, certain business arrangements or structures and certain tax planning mechanisms may carry significant risks. In particular, when business objectives and practicalities dictate the use of arrangements and structures that, while not necessarily contrary to settled Mongolian law, are sufficiently novel within a Mongolian legal context, it is possible that such arrangements may be invalidated.

The legal system in Mongolia has inherent uncertainties that could limit the legal protections available to us, which include: (1) inconsistencies between laws; (2) limited judicial and administrative guidance on interpreting Mongolian legislation; (3) substantial gaps in the regulatory structure due to delay or absence of implementing regulations; (4) the lack of established interpretations of new principles of Mongolian legislation, particularly those relating to business, corporate and securities laws; (5) a lack of judicial independence from political, social and commercial forces; and (6) bankruptcy procedures that are not well developed and are subject to abuse. The Mongolian judicial system has relatively little experience in enforcing the laws and regulations that currently exist, leading to a degree of uncertainty as to the outcome of any litigation. It may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. In addition, while legislation has been enacted to protect private property against expropriation and nationalization, due to the lack of experience in enforcing these provisions and political factors, these protections may not be enforced in the event of an attempted expropriation or nationalization. Expropriation or nationalization of any of our assets, or portions thereof, potentially without adequate compensation, could have a material adverse effect on our business and operations.

Application of and amendments to legislation could adversely affect mining rights or make it more difficult or expensive to engage in mining activities.

The government of Mongolia has, in the past, expressed its strong desire to foster, and has to date protected the development of, an enabling environment for investments in the mining sector. However, there are political constituencies within Mongolia which have espoused ideas that would not be regarded by the mining industry as conducive to investment if they were to become law or official government policy. The present government or a future government may not refrain from enacting legislation or adopting government policies that may limit or restrict mining activities.

Mining operations in Mongolia are subject to extensive laws and regulations. These relate to production, development, exploration, exports, imports, taxes and royalties, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine safety, transportation safety and other matters. Compliance with these laws and regulations increases the costs of exploring, drilling, developing, constructing, operating and closing mines and other facilities. Since Mongolian legal requirements change frequently, are subject to interpretation and may be enforced to varying degrees in practice, we are unable to predict the ultimate cost of complying with these requirements or their effect on our operations. Furthermore, changes in governments, regulations and policies and practices could have an adverse impact on our future cash flows, earnings, results of operations and financial condition.

Certain industries in Mongolia may be subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

Mongolia is in the process of implementing a new Foreign Investment Law, which will require government approval for investments of more than 33% and MNT100 billion (approximately $75.0 million), and parliamentary approval for investments of more than 49% and MNT100 billion in three strategic sectors: Minerals, Banking and Finance, and Media and Telecommunications. The Mongolian parliament passed this bill on May 18, 2012, but is still subject to possible veto by the President. As a result, the number of potential acquisition candidates available to us may be limited or our ability to grow and sustain the business which we ultimately acquire may be limited.

It is not yet clear how the approval process from the government of the new Foreign Investment Law will be implemented. If this law and future laws forbid or limit foreign investment in industries in which we want to complete a business transaction, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete a business transaction to be in violation of any existing laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	Levying fines;

•	Revoking our business and other licenses;

•	Requiring that we restructure our ownership or operations; and

•	Requiring that we discontinue any portion or all of our business.

Any of the above could have an adverse effect on our company post-business transaction and could materially reduce the value of your investment.

Uncertainties regarding VAT reimbursement and possible revisions to the Mongolian royalty fee system could adversely affect our financial position.

A value-added tax at a rate of 10% is payable in respect of all goods sold, work performed and services provided within Mongolia. Value-added tax is also payable in respect of goods imported into Mongolia and in respect of certain service fee payments made by Mongolian taxpayers to non-resident service providers. If a legal entity is registered as a value-added taxpayer, it can obtain credits for such tax paid to its suppliers of goods and services and can use such credits to offset value-added, or other, taxes owed in Mongolia. However, the Value-Added Tax Law provides certain conditions which can limit the ability of a legal entity to register as a value-added taxpayer. Additionally, the Value-Added Tax Law exempts all sales of mineral products with the exception of exported “finished mineral products”. While we do not believe that we are currently subject to the Value-Added Tax Law, there is no assurance that we will not be subject to such law in the future.

Our ability to carry on business in Mongolia is subject to political risk.

The ability of companies to efficiently conduct their business activities is subject to changes in government policy or shifts in political attitudes within Mongolia that are beyond our control. Government policy may change to discourage foreign investment, nationalization of mining industries may occur or other government limitations, restrictions or requirements not currently foreseen may be implemented. Our future assets in Mongolia may be subject to nationalization, requisition or confiscation, whether legitimate or not, by any authority or body. The provisions under Mongolian law for compensation and reimbursement of losses to investors under such circumstances may not be effective to restore the value of our original investment. In addition, Mongolia may experience political instability. Such instability could have an adverse effect on economic or social conditions in Mongolia and may result in outbreaks of civil unrest, terrorist attacks or threats or acts of war in the affected areas, any of which could materially and adversely affect our business, prospects, financial condition and results of operations.

Changes in, or more aggressive enforcement of, laws and regulations could adversely impact our target business.

Mining operations and exploration activities are subject to extensive laws and regulations. These relate to production, development, exploration, exports, imports, taxes and royalties, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine decommissioning and reclamation, mine safety, toxic substances, transportation safety and emergency response and other matters. Compliance with these laws and regulations increases the costs of exploring, drilling, developing, constructing, operating and closing mines and other facilities. It is possible that the costs, delays and other effects associated with these laws and regulations may impact our decision as to whether to enter into a business combination with a target. Since legal requirements change frequently, are subject to interpretation and may be enforced to varying degrees in practice, we are unable to predict the ultimate cost of compliance with these requirements or their effect on operations. The agreements, licenses or legislation upon which our ownership interests are based may be interpreted and enforced in a way that materially adversely affects our rights and obligations. Furthermore, changes in regulations and policies and practices could have an adverse impact on our future cash flows, earnings, results of operations and financial condition.

Economic conditions in Mongolia could be influenced by economic conditions in other emerging market countries, which could have an adverse effect on our business and operations.

The Mongolian market and the Mongolian economy are influenced by economic and market conditions in other countries. Moreover, financial turmoil in any emerging market country tends to adversely affect prices in capital markets of all emerging market countries, including Mongolia, as investors move their money to more stable, developed markets. Financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in Mongolia and adversely affect the Mongolian economy. A loss of investor confidence in the financial systems of other emerging markets may cause volatility in Mongolian financial markets and to the Mongolian economy in general, which may have an adverse effect on our business and operations.

Selective or other governmental action may have an adverse effect our business and the value of investments in Mongolia

Governmental authorities have a degree of discretion in Mongolia and at times appear to act arbitrarily. Government entities also may use common or minor defects in official or other documentation to delay or invalidate the issue or registrations of rights or licenses or to void transactions. Our potential competitors may receive preferential treatment from the government and governmental authorities, potentially giving them a competitive advantage. Selective or arbitrary government action, if directed at our operations, could have a material adverse effect on our business, results of operations and prospects and on the value of investments in Mongolia. Any such selective action by governmental authorities could adversely us.

Changes in law could occur with limited notice and with no or little public consultation.

In certain instances, changes in Mongolian law have occurred with limited notice and with no or little public consultation. For example, in 2006, the government implemented a windfall tax applicable to certain minerals and changes to the Mining Law, both of which had a material adverse effect on certain companies operating in Mongolia, with limited notice and with no or little public consultation. Similar actions may occur in the future in relation to laws or regulations applicable to us.

Corruption in Mongolia could have an adverse effect on our business and operations.

Surveys have indicated that there may be some pockets of corruption in Mongolia. Corruption could adversely effect us by favoring our competitors over us. In addition, false accusations of corruption or other alleged wrongdoing by us or our officers or directors may be spread by newspapers, competitors or others to gain a competitive advantage over us or for other reasons. Mongolian press reports have also alleged selective investigations and prosecutions by the government to further its interests. In the event we become the target of corruption allegations, we may need to cease or alter certain activities or embark on expensive litigation to protect our business and employees, which could adversely affect our operations and financial condition.

Fluctuations in global metal prices may negatively impact the Mongolian economy and the attractiveness of consummating our initial business combination.

The Mongolian economy is highly dependent on the exportation of minerals, with mineral exportation accounting for approximately 50% of Mongolia’s GDP in 2010. A large proportion of such minerals consist of metals such as iron ore, copper and gold. The metals industry as a whole is cyclical and, at times, pricing and availability of metal can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, consolidation of metals producers, higher raw material costs for the producers of metals, import duties and tariffs and currency exchange rates. For example, world metal prices fell in 2008 and 2009 and the Mongolian economy constricted as a result. Notwithstanding recent price increases, metals prices may decline in 2012, and declines in those prices could adversely impact the expected expansion of the Mongolian economy and GDP growth, as well as the attractiveness of consummating our initial business combination with a target business with operations in Mongolia.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.   PROPERTIES.

We currently maintain our executive offices at Two Greenwich Office Park, Suite 300, Greenwich, Connecticut 06831. The cost for this space is included in the $10,000 per month fee that we pay our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3.   LEGAL PROCEEDINGS.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.   MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our units commenced public trading on July 15, 2011, and the ordinary shares and warrants commenced separate trading on August 3, 2011. The ordinary shares, warrants and units are each listed on the NASDAQ Capital Market under the symbols MNGL, MNGLW and MNGLU, respectively.

The following table sets forth the high and low sales price for our units, ordinary shares and warrants for the periods presented.

Quarter Ended	Units		Ordinary Shares		Warrants
	Low	High	Low	High	Low	High
February 29, 2012	$10.00	$10.32	$9.49	$9.69	$0.60	$0.72
November 30, 2011	10.06	10.40	9.47	12.28	0.66	0.85
August 31, 2011	9.99	10.49	9.55	12.28	0.61	0.88

On May 21, 2012, the closing prices of our Ordinary Shares, Units and Warrants were $10.10, $10.28 and $0.63, respectively.

On May 7, 2012, the numbers of record holders of the Company’s ordinary shares, units and warrants were estimated to be 2, 1 and 2, respectively, not including beneficial holders whose securities are held in street name.

Dividend Policy

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and subject to the Companies Act. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Incentive Plans.

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the period from March 11, 2011 (date of inception) to February 29, 2012. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

March 11, 2011
(date of inception) to
February 29, 2012
Statement of Operations Data:
Operating expenses:
General and administrative expenses	$401,940
Loss from operations	(401,940)
Other income:
Interest income	4,287
Net loss attributable to ordinary shares not subject to possible redemption	$(397,653)

Net loss per ordinary share:
Basic and diluted	$(0.06)

Weighted average number of ordinary shares outstanding:
Basic and diluted	7,100,281

Balance Sheet Data:
Cash	$392,625
Investments held in Trust Account	80,241,787
Total assets	80,722,741
Ordinary shares subject to possible redemption (at redemption value): 7,349,100 shares at February 29, 2012	73,270,527
Total shareholders’ equity, net	5,000,010

Cash Flow Data:
Net cash used in operating activities	$(448,778)
Net cash used in investing activities	(80,241,787)
Net cash provided by financing activities	81,083,190

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business combination; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of this report; other risks identified in this report; additional risks and uncertainties that are discussed in the Company’s reports filed and to be filed with the Commission and available at the SEC’s website at www.sec.gov, and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Securities and Exchange Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

We are a blank check company incorporated as a British Virgin Islands business company with limited liability (meaning the public shareholders have no liability, as members of the Company, for the liabilities of the Company) formed for the purpose of acquiring, engaging in share exchange, share reconstruction and amalgamation or contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or assets. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the sponsor warrants, our shares, debt or a combination of cash, shares and debt.

The issuance of additional shares in a business combination:

•	may significantly dilute the equity interests of our existing shareholders;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

•	could cause a change in control if a substantial number of ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights or a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our ordinary shares and/or warrants.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Liquidity and Capital Resources

We consummated our IPO of 8,050,000 units on July 20, 2011 (including the underwriters’ exercise of their over-allotment option in full). Simultaneously with the consummation of the IPO, we consummated the private sale to our sponsor of 4,166,667 sponsor warrants at $0.75 per warrant (for an aggregate purchase price of $3,125,000).  We received net proceeds from our IPO and private placement of sponsor warrants of approximately $80,237,500 (including the deferred portion of the underwriting commission of $2.415 million), net of the non-deferred portion of the underwriting commissions of approximately $2.013 million, other offering costs of approximately $665,000 and cash deposited outside of our trust account.  As of February 29, 2012, we had cash of $392,625 in a bank account, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we may need to identify one or more target businesses, conduct due diligence and complete our initial business combination, as well as to pay any taxes that we may owe.  As described elsewhere in this report, the amounts in the trust account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.  The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the trust account, to locate, conduct due diligence, structure, negotiate and close our initial business combination.  If we are required to seek additional capital, we would need to borrow funds from our sponsor or management team to operate or may be forced to liquidate.  Neither our sponsor nor our management team is under any obligation to advance funds to us in such circumstances.  Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination.  If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

For the period from March 11, 2011 (date of inception) to February 29, 2012, we used cash of $448,778 in operating activities, which was attributable to a net loss for the period of $397,653, an increase in accrued expenses of $37,204 and an increase in prepaid insurance of $88,329.

For the period from July 20, 2011 (consummation of our IPO) through February 29, 2012, we disbursed an aggregate of approximately $335,340 out of the proceeds of our IPO not held in trust, for legal, accounting and other expenses relating to our SEC reporting obligations, general corporate matters and miscellaneous expenses.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a $10,000 per month fee for office space, utilities, and secretarial and administrative services to our sponsor. Services under this agreement commenced on July 15, 2011 (the date our securities were first listed on the NASDAQ Capital Market) and will terminate upon the earlier of (i) the consummation of our initial business combination or (ii) our liquidation.

Results of Operations

Through February 29, 2012, our efforts were limited to organizational activities, activities relating to our IPO and activities relating to identifying and evaluating prospective acquisition candidates.  We have not generated any revenues, other than interest income earned on the proceeds held in our trust account. As of February 29, 2012, $80,241,787 was held in the trust account (including $2.415 million of deferred underwriting discounts and commissions, $3.125 million from the sale of the sponsor warrants and $4,287 in accrued interest) and we had cash outside of trust of $392,625.  Up to $800,000 in interest income on the balance of the trust account (net of taxes payable) may be available to us to fund our working capital requirements.  The current low interest rate environment may make it more difficult for us to have sufficient funds available to structure, negotiate or close our initial business combination. Through February 29, 2012, the Company had not withdrawn any funds from interest earned on the trust proceeds.  Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our IPO in the event of a business combination.

For the period March 11, 2011(date of inception) to February 29, 2012, we had a net loss of $397,653 and earned $4,287 in interest income.  We incurred offering costs of approximately $4,980,000 (including $2,012,500 of underwriting fees paid at closing and $2,415,000 of deferred underwriting commissions), which were charged to shareholders’ equity upon the completion of the IPO. All of our funds in the trust account are invested in a fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Recent Accounting Pronouncements

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Development Stage Company

The Company is considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through February 29, 2012, the Company’s efforts have been limited to organizational activities, activities relating to its IPO and activities relating to identifying and evaluating prospective acquisition candidates. The Company has not generated any revenues, other than interest income earned on the proceeds held in the trust account. The Company will not generate any operating revenues until after completion of an initial business combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated trust account.

Redeemable Ordinary Shares

All of the 8,050,000 ordinary shares sold as part of a unit in the IPO contain a redemption feature which allows for the redemption of ordinary shares under the Company's liquidation or tender offer/shareholder approval provisions.  In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.  Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480.  Although the Company does not specify a maximum redemption threshold, its memorandum and articles of association provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against paid-in capital.

Accordingly, at February 29, 2012, 7,349,100 of the 8,050,000 public shares are classified outside of permanent equity at their redemption value.  The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $9.97 at February 29, 2012).

Loss Per Ordinary Share

Loss per share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period.  The 12,216,667 warrants related to our IPO and the private placement of the sponsor warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Off-Balance Sheet Arrangements

None.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to significant risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our IPO held in the trust account may be invested by the trustee only in U.S. Treasuries with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 8.    FINANCIAL STATEMENTS

The information required by this item may be found beginning on page F-1 following the signature pages of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of February 29, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Lee Kraus	56	Chief Executive Officer and Chairman of the Board
Nicholas Edwards	51	President, Chief Financial Officer and Director
John A. Shapiro	60	Director
George Ireland	55	Director

Lee Kraus has been our Chief Executive Officer and Chairman of the Board since inception. Mr. Kraus is co-founder of Composite Capital, LLC, an investment management and financial advisory firm with a particular focus on the natural resources sector. In February 2007, he founded the predecessor firm to Composite Capital Advisors, LLC (an affiliate of Composite Capital, LLC), a natural resources financial advisory firm focused principally on activities in Central Asia, including Kazakhstan and Uzbekistan. In February 2011, Mr. Kraus co-founded Blue Wolf Fund L.P., a Cayman Islands exempted limited partnership which makes private and public equity investments in Asia, including Mongolia. All investment decisions of Blue Wolf Fund L.P. are made by Composite Capital, LLC. In March 2011, he co-founded Blue Wolf MHC Ltd., our sponsor, and has served as a director since inception. In Mr. Kraus has in-depth experience in the natural resources area, and has been actively involved in mergers and acquisitions, restructurings, and debt and equity capital raising for this class of assets on a global basis for three decades. Since June 2007, Mr. Kraus has served as a director of Max Petroleum, Plc, or Max, an exploration and production company with assets in Kazakhstan and listed on the London Stock Exchange and the Frankfurt Stock Exchange. From September 2007 to January 2008, Mr. Kraus also served as interim Chief Operating Officer of Max. Mr. Kraus is also a member of the board of directors of Duraseal Holding S.r.l., a nanotechnology-based coatings company focused on the oil and gas, aerospace and automotive sectors. From January 2005 until January 2007, Mr. Kraus served as Managing Director and Head of Natural Resources at Dresdner Kleinwort. From 2000 through 2004, he was involved as a venture investor in software startups. From 1991 to 2000, Mr. Kraus worked at Lazard Frères & Co. in mergers and acquisitions. From 1998 to 2000, Mr. Kraus was a Managing Director and served on the Board of Directors of Lazard Moscow. From 1984 to 1991, Mr. Kraus was in Morgan Stanley’s Natural Resources Group. He also served as a field engineer with Schlumberger in Venezuela and as a systems design consulting engineer on refining and petrochemicals projects before studying for his MBA. He received his Bachelors degree in Electrical Engineering from Stanford University and his Masters of Business Administration from the University of Chicago.

We believe Mr. Kraus is well qualified to serve as our Chief Executive Officer and Chairman of the Board due to his public company experience as well as his experience in operations, financing and natural resources. We believe Mr. Kraus’s access to a network of contacts and sources, ranging from private and public company contacts, private equity groups and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Kraus’s strategic experience and background in negotiating, structuring and consummating numerous business combinations over career spanning four decades will further our purposes of consummating a business combination.

Nicholas Edwards has been our President, Chief Financial Officer and a Director since inception. Mr. Edwards is co-founder of Composite Capital LLC, an investment management and financial advisory firm with a particular focus on the natural resources sector. In February 2011, he co-founded Blue Wolf Fund L.P., a Cayman Islands exempted limited partnership which makes private and public equity investments in Asia, including Mongolia. All investment decisions of Blue Wolf Fund L.P. are made by Composite Capital, LLC. In March 2011, Mr. Edwards co-founded Blue Wolf MHC Ltd., our sponsor, and has served as a director since inception. Since 2003, Mr. Edwards has been the Managing Partner of Nicholas Edwards Investments LLC, a Japan-focused investment management company. From 1995 until 2001, Mr. Edwards was the partner in charge of the Japanese equity business at Warburg Pincus and opened Warburg Pincus’ Tokyo office in 1996. Subsequently, he founded Nicholas Edwards Investments, Japan, a Japan-focused investment management company. At Warburg Pincus, Mr. Edwards’s other areas of responsibility included the firm’s technology investments elsewhere in Asia, specifically in Taiwan, Korea, and Thailand, and mining investments in Latin America, specifically in Mexico, Chile and Peru. From July 1991 until July 1995, Mr. Edwards worked as a portfolio manager in Jardine Fleming in Tokyo. From January 1989 to June 1991, he worked at Robert Fleming in New York, where he ran the Japan equity research sales desk, including the specialist smaller company mandates and the Japan Technology Fund. From July 1984 to January 1989, Mr. Edwards worked as an analyst covering a variety of sectors, including technology and basic raw materials, at Jardine Fleming in Tokyo. He received a First Class Honors degree in Oriental Studies from Oxford University and his Masters degree equivalent from Hiroshima University. Mr. Edwards is fluent in English, Japanese, French and Spanish.

We believe Mr. Edwards is well-qualified to serve as our President and Chief Financial Officer due to his finance and investing experience. We believe Mr. Edwards’s access to a network of contacts and sources, ranging from private and public company contacts, private equity groups, membership in various industry associations throughout the world and investment bankers will allow us to generate attractive acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Edwards’s background in finance and investing will further our purpose of consummating our initial business combination.

John A. Shapiro has served as a Director since April 2011. Mr. Shapiro has served as a director of Blueknight Energy Partners, L.P., a service provider for companies engaged in the production, distribution and marketing of crude oil and asphalt product, since November 2009. He retired as an officer at Morgan Stanley & Co. in 2008 where he had served for more than 24 years in various capacities, most recently as Global Head of Commodities. While an officer at Morgan Stanley, Mr. Shapiro participated in the successful acquisitions of TransMontaigne Inc. and Heidmar Inc. and served as a member of the board of directors of both companies. Prior to joining Morgan Stanley & Co., Mr. Shapiro worked for Conoco, Inc. and New England Merchants National Bank. Mr. Shapiro has been a lecturer at Princeton University, Harvard University School of Government, HEC Business School (Paris, France) and Oxford University Energy Program (Oxford, UK). In addition, he serves on the board of directors of Citymeals-on-Wheels and holds an MBA from Harvard University and a Bachelors degree in Economics from Princeton University.

We believe Mr. Shapiro is well-qualified to serve as our Director due to his commodity and finance experience. We believe Mr. Shapiro’s access to a network of contacts and sources, ranging from private and public company contacts, private equity groups, and investment bankers will allow us to generate attractive acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Shapiro’s background in commodities, finance and investing will further our purpose of consummating our initial business combination.

George Ireland has served as a Director since May 2011. Mr. Ireland is the Chief Executive Officer and Managing Member of Geologic Resource Partners, LLC and Portfolio Manager of the associated Geologic Resource Funds. Mr. Ireland has over 30 years of experience in most aspects of the mining sector, ranging from field geology to banking and venture capital. Mr. Ireland founded Geologic Resource Partners LLC in 2004. From 2000 to 2004, he was the general partner of Ring Partners, LP, an investment partnership that later merged with the Geologic Resource Fund. From 1991 to 2000, he was an analyst for Knott Partners LP. Mr. Ireland graduated from Phillips Academy and the University of Michigan with a Bachelors degree from the School of Natural Resources. Mr. Ireland also serves on the board of directors of Kiska Metals Corporation (TSX.V: KSK), a mineral exploration company primarily engaged in the exploration and development of mineral properties primarily in the United States and Canada, and Merrill & Ring Inc., a private timber company in the United States. Mr. Ireland served as a director of Uranium Resources, Inc. from 1995 to 2008.

We believe Mr. Ireland is well qualified to serve as our Director due to his public company experience as well as his experience in operations, finance and natural resources. We believe Mr. Ireland’s access to a network of contacts and sources, ranging from private and public company contacts, private equity groups and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Shapiro, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Ireland, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Messrs. Kraus and Edwards, will expire at the third annual meeting of shareholders. We do not currently intend to hold an annual meeting of shareholders until after we consummate our initial business combination, unless required by the NASDAQ Capital Market. Therefore, if our shareholders want us to hold a meeting prior to such consummation, they may requisition the directors to hold one upon the written request of members entitled to exercise at least 30 percent of the voting rights in respect of the matter for which the meeting is requested. Under British Virgin Islands law, we may not increase the required percentage to call a meeting above 30 percent.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our memorandum and articles of association as it deems appropriate. Our memorandum and articles of association provide that our officers may consist of a chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Audit Committee

The audit committee of the board of directors consists of Mr. Shapiro (chairman) and Mr. Ireland. Both of the members of the audit committee are independent under the NASDAQ Capital Market’s listing standards. We intend to appoint an additional independent director to the audit committee no later than July 14, 2012 pursuant to the phase-in provisions for initial public offerings. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of directors who are “financially literate” as defined under the NASDAQ Capital Market listing standards. The NASDAQ Capital Market listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NASDAQ Capital Market that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Shapiro satisfies the NASDAQ Capital Market’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Corporate Governance and Nominating Committee

The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The corporate governance and nominating committee considers persons identified by its members, management, shareholders, investment bankers and others. Each of Messrs. Ireland and Shapiro serve on the committee, with Mr. Ireland serving as its chair.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Corporate Governance and Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The corporate governance and nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The corporate governance and nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Item 11.     EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

None of our executive officers or directors has or will receive any cash compensation for services rendered prior to the consummation of our initial business combination. Commencing on the date that our securities are first listed on the NASDAQ Capital Market through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor, an entity controlled by our officers and directors, a total of $10,000 per month for office space, utilities and secretarial and administrative services. Other than this $10,000 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on an ongoing basis all material payments to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, our directors and/or members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. However, it is unlikely the amount of such compensation will be known at such time, as executive and director compensation will be determined by the directors of the post-combination company. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

We do not presently have a compensation committee of our board of directors. Our board of directors intends to establish a compensation committee upon the consummation of an initial business combination and, at that time, adopt a charter for such committee. We do not believe a compensation committee is necessary prior to the consummation of an initial business combination because there will be no salary, fees or other compensation paid to our officers or directors prior to such time other than as disclosed in this report. All members of our board of directors reviewed the “Compensation Discussion and Analysis” and agreed that it should be included in this report.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of May 15, 2012, by:

• each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

• each of our executive officers and directors; and

• all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of our outstanding warrants sponsor warrants as these warrants are not exercisable within 60 days.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percentage
Blue Wolf MHC Ltd.	2,012,500	(2)	20.0%
Lee Kraus	2,012,500	(2)(3)	20.0%
Nicholas Edwards	2,012,500	(2)(3)	20.0%
Composite Capital, LLC	1,417,500	(3)	14.1%
John A. Shapiro	—		*
Arrowgrass Capital Partners (US) LP	704,200	(4)	7.0%
AQR Capital Management LLC	630,500	(5)	6.3%
Pine River Capital Management L.P.	581,400	(6)	5.8%
Fir Tree Inc.	560,000	(7)	5.6%
Highbridge International LLC	550,000	(8)	5.5%
George Ireland	525,000	(9)	8.7%
Geologic Resource Partners, LLC	525,000	(9)	8.7%

All directors and executive officers as a group (four individuals)	2,012,500		23.4%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following is Two Sound View Drive, Greenwich, Connecticut 06830.

(2)	These shares represent one hundred percent of our ordinary shares held by our sponsor. Each of Messrs. Kraus and Edwards are directors of our sponsor and share voting and dispositive power over shares held by our sponsor. Each director of our sponsor disclaims beneficial ownership of these shares except to the extent of his or its pecuniary interest therein.

(3)	Messrs. Kraus and Edwards each own 50% of the membership interests of Composite Capital, LLC, which through its ownership of our sponsor, owns 1,417,500 ordinary shares indirectly through our sponsor. Each of Messrs. Kraus and Edwards disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(4)	Pursuant to a Schedule 13G filed with the SEC on February 1, 2012, Arrowgrass Capital Partners (US) LP (“Arrowgrass LP”) serves as the investment manager to Arrowgrass Master Fund, Ltd. with respect to the shares and Arrowgrass Capital Services (US) Inc. (“Arrowgrass Inc”) serves as the general partner of Arrowgrass LP. Arrowgrass LP and Arrowgrass Inc. share the power to vote and direct the disposition of the indicated shares and their address is 1330 Avenue of the Americas, 32nd Floor, New York, NY 10019. Sean Flynn serves as director to both Arrowgrass LP and Arrowgrass Inc.

(5)	Pursuant to a Schedule 13G filed with the SEC by AQR Capital Management LLC on February 14, 2012, AQR Capital Management LLC serves as the investment manager to the AQR Diversified Arbitrage Fund which holds 5.2% of the ordinary shares. Abdon Bolivar serves as the chief compliance officer for AQR Capital Management LLC, whose principal business address is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(6)	Pursuant to an amended Schedule 13G filed with the SEC by Pine River Capital Management LP (“PRCM”) on February 14, 2012, PRCM and Brian Taylor, its sole member, share dispositive and voting power as to 581,400 ordinary shares and Pine River Master Fund Ltd. shares dispositive and voting power with PRCM and Brian Taylor as to 523,260 ordinary shares. The address of each of such persons is c/o PRCM, 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

(7)	Pursuant to a Schedule 13G filed with the SEC by Fir Tree, Inc. (“Fir Tree”) on July 25, 2011, Fir Tree Value Master Fund, L.P. (“Fir Tree Value”) is the beneficial owner of 475,580 ordinary shares. Fir Tree Capital Opportunity Master Fund, L.P. (“Fir Tree Capital”) is the beneficial owner of 84,420 ordinary shares. Fir Tree may be deemed to beneficially own the ordinary shares held by Fir Tree Value and Fir Tree Capital as a result of being the investment manager of each of Fir Tree Value and Fir Tree Capital. Fir Tree Value beneficially owns 475,580 ordinary shares. Fir Tree Capital beneficially owns 84,420 ordinary shares. Fir Tree Value may direct the vote and disposition of 475,580 ordinary shares. Fir Tree Capital may direct the vote and disposition of 84,420 ordinary shares. Fir Tree has been granted investment discretion over the ordinary shares held by Fir Tree Value and Fir Tree Capital, and thus, has the shared power to direct the vote and disposition of 560,000 ordinary shares. Jeffrey Tannenbaum serves as President of Fir Tree. The address for Fir Tree is 505 Fifth Avenue, 23rd Floor, New York, NY 10017. The address for Fir Tree Value and Fir Tree Capital is c/o Citco Fund Services (Cayman Islands) Limited, 89 Nexus Way, Camana Bay, Box 31106, Grand Cayman KY1-1205, Cayman Islands.

(8)	Pursuant to a Schedule 13G filed with the SEC by Highbridge International LLC (“Highbridge International”) on July 25, 2011, Highbridge International is the beneficial owner of 550,000 ordinary shares. Each of Highbridge Capital Management LLC (“Highbridge LLC”) and Glenn Dubin may be deemed the beneficial owner of the 550,000 shares held by Highbridge International and each disclaims beneficial ownership of such shares. Highbridge LLC is the trading manager of Highbridge International and Glenn Dubin is the Chief Executive Officer of Highbridge LLC. The address for Highbridge International is c/o Harmonic Fund Services, 27 Hospital Road, Grand Cayman, Cayman Islands, British West Indies and the address for Highbridge LLC and Glenn Dubin is c/o Highbridge LLC, 40 West 57th Street, 33rd Floor, New York, NY 10019.

(9)	These shares represent an indirect interest in the ordinary shares held by our sponsor. Mr. Ireland controls Geologic Resource Partners, LLC and has voting and investment control over these shares.

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC.  Officers, directors, and greater-than-ten-percent stockholders are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended February 29, 2012.

Item13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Founder Shares and Sponsor Warrants

In March 2011, we issued an aggregate of 2,012,500 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.012 per share, of which 591,912 founder shares will be subject to forfeiture as follows: (1) 304,924 founder shares will be subject to forfeiture in the event the last sales price of our shares does not equal or exceed $15.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following the closing of our initial business combination and (2) 286,988 founder shares will be subject to forfeiture in the event the last sales price of our shares does not equal or exceed $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following the closing of our initial business combination. Any forfeiture of shares will be effected by our redeeming such shares from the sponsor for nominal consideration pursuant to the provisions of the insider letter entered into between us, the sponsor and the representative of the underwriters prior to the consummation of our IPO. Upon receipt, such forfeited shares would then be immediately cancelled.

Members of our sponsor purchased an aggregate of 4,166,167 sponsor warrants in a private placement that occurred simultaneously with the closing of our IPO. Each sponsor warrant entitles the holder to purchase one ordinary share at $12.00 per share. The sponsor warrants (including the ordinary shares issuable upon exercise of the sponsor warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

Presentation of Opportunities

Each of Messrs. Kraus and Edwards is a member and director of Blue Wolf MHC Ltd., our sponsor. Mr. Ireland is the chief executive officer and managing member of Geologic Resource Partners, LLC, which is a member of our sponsor. Each of our officers and directors (other than our independent directors) has agreed, pursuant to a written agreement with us, that until the earliest of our initial business combination, our liquidation or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity with an enterprise value of $60,000,000 or more, subject to any pre-existing fiduciary or contractual obligations he might have.

Below is a table summarizing the companies to which our directors owe fiduciary obligations that would conflict with their fiduciary obligations to us, all of which would have to (i) be presented appropriate potential target businesses, and (ii) reject the opportunity to acquire such potential target business, prior to their presentation of such target business to us:

Individual	Entity	Affiliation
Lee Kraus	Composite Capital, LLC/Blue Wolf Fund L.P.	Managing Partner
	Duraseal Holding S.r.l.	Board member
	Max Petroleum plc	Board member
Nicholas Edwards	Composite Capital, LLC/Blue Wolf Fund L.P.	Managing Partner
John A. Shapiro	Blueknight Energy Partners, L.P.	Board member
George Ireland	Geologic Resource Partners, LLC	Chief Executive Officer/Managing Member
	Kiska Metals Corporation	Board member
	Merrill & Ring Inc.	Board member

If any of our officers or directors (other than our independent directors) becomes aware of our initial business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. With the exception of Messrs. Kraus and Edwards, respectively, none of our officers or directors currently has fiduciary duties or contractual obligations that may take priority over their duties to us.

Administrative Services

Blue Wolf MHC Ltd., our sponsor, an entity controlled by our officers and directors, has agreed, from the date that our securities are first listed on the NASDAQ Capital Market through the earlier of our consummation of our initial business combination and our liquidation, to make available to us office space, utilities and secretarial and administrative services, as we may require from time to time. We have agreed to pay our sponsor $10,000 per month for these services, which commenced on July 15, 2011.

Sponsor Advance; Future Loans

Our sponsor advanced to us an aggregate of $200,000 to cover expenses related to the IPO. This loan was paid without interest upon the closing of our IPO from the proceeds of the IPO not placed in the trust account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment, other than the interest on such proceeds that may be released to us for working capital purposes. Up to $500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the sponsor warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Registration Rights

The holders of the founder shares, sponsor warrants and warrants that may be issued upon conversion of working capital loans have registration rights pursuant to a registration rights agreement that require us to register a sale of any of our securities held by them. These shareholders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these shareholders have “piggy-back” registration rights to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares, upon the earlier of (1) one year after the completion of our initial business combination and (2) the date on which when we consummate a liquidation, merger, share exchange or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the sponsor warrants and the respective ordinary shares underlying such warrants, 30 days after the completion of our initial business combination. Notwithstanding the foregoing, in the event the sales price of our shares reaches or exceeds $11.50 for any 20 trading days within any 30-trading day period during such one year period, 50% of the founder shares shall be released from the lock-up and, if the sales price of our shares reaches or exceeds $15.00 for any 20 trading days within any 30-trading day period during such one year period, the remaining 50% of the founder shares shall be released from the lock-up. We will bear the costs and expenses of filing any such registration statements.

Future Transactions

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, that our initial business combination is fair to our shareholders from a financial point of view.

Director Independence

The NASDAQ Capital Market requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Messrs. Shapiro and Ireland are our independent directors. We intend to appoint an additional independent director to our board no later than July 14, 2012, pursuant to the phase-in provisions of the NASDAQ Capital Market for initial public offerings. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended February 29, 2012, the firm of Rothstein Kass was our principal accountant. The follow is a summary of fees paid to Rothstein Kass for services rendered.

Audit Fees

Fees paid or payable for Rothstein Kass, our independent registered public accounting firm, were $86,500 for the services it performed in connection with this report, the three Quarterly Reports on Form 10-Q for the fiscal quarters ended May 31, 2011, August 31, 2011 and November 30, 2011 and our initial public offering, including review of our registration statement on Form S-1 and amendments thereto, comfort letters and consents.

Audit-Related Fees.

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.  There were no fees billed for audit-related services rendered by Rothstein Kass during the last fiscal year.

Tax Fees.

We have not incurred any fees for tax services.

All other fees.

There have been no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until our listing on NASDAQ, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Exchange Act, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011).

4.1	Specimen Unit Certificate (Incorporated by reference to the Company’s Registration Statement on Form S-1 as amended (No. 333-173419)).

4.2	Specimen Ordinary Shares Certificate (Incorporated by reference to the Company’s Registration Statement on Form S-1 as amended (No. 333-173419)).

4.3	Specimen Warrant Certificate (Incorporated by reference to the Company’s Registration Statement on Form S-1 as amended (No. 333-173419)).

4.4	Warrant Agreement, dated July 14, 2011, by and between Blue Wolf Mongolia Holdings Corp. and Continental Stock Transfer & Trust Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011).

10.1	Promissory Note, dated April 1, 2011, issued to Blue Wolf MHC Ltd. (Incorporated by reference to the Company’s Registration Statement on Form S-1 as amended (No. 333-173419)).

10.2	Letter Agreement, dated as of July 14, 2011, among Blue Wolf Mongolia Holdings Corp., Blue Wolf MHC Ltd., and each of the directors and officers of Blue Wolf Mongolia Holdings Corp. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011).

10.3	Investment Management Trust Agreement, dated July 14, 2011, by and between Blue Wolf Mongolia Holdings Corp. and Continental Stock Transfer & Trust Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011).

10.4	Form of Letter Agreement between Blue Wolf MHC Ltd and the Registrant regarding administrative support (Incorporated by reference to the Company’s Registration Statement on Form S-1 as amended (No. 333-173419)).

10.5	Registration Rights Agreement, dated July 14, 2011, by and among Blue Wolf Mongolia Holdings Corp. and Blue Wolf MHC Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011).

10.6	Securities Purchase Agreement, effective as of March 11, 2011, between the Registrant and Blue Wolf MHC Ltd. (Incorporated by reference to the Company’s Registration Statement on Form S-1 as amended (No. 333-173419)).

10.7	Sponsor Warrants Purchase Agreement, dated as of March 31, 2011, between the Registrant and Blue Wolf MHC Ltd. (Incorporated by reference to the Company’s Registration Statement on Form S-1 as amended (No. 333-173419)).

10.8	Form of Indemnity Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 as amended (No. 333-173419)).

10.9	Form of Right of First Refusal Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 as amended (No. 333-173419)).

10.10	Underwriting Agreement, dated July 14, 2011, by and between Blue Wolf Mongolia Holdings Corp. and Deutsche Bank Securities Inc. as representative of the underwriters (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011).

14	Form of Code of Ethics (Incorporated by reference to the Company’s Registration Statement on Form S-1 as amended (No. 333-173419)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

99.1	Audit Committee Charter (Incorporated by reference to the Company’s Registration Statement on Form S-1 as amended (No. 333-173419)).

99.2	Corporate Governance and Nominating Committee Charter (Incorporated by reference to the Company’s Registration Statement on Form S-1 as amended (No. 333-173419)).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Definition Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Blue Wolf Mongolia Holdings Corp.

We have audited the accompanying balance sheet of Blue Wolf Mongolia Holdings Corp. (a corporation in the development stage) (the “Company”) as of February 29, 2012, and the related statements of operations, changes in shareholders’ equity and cash flows for the period March 11, 2011 (date of inception) to February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Wolf Mongolia Holdings Corp. (a corporation in the development stage) as of February 29, 2012, and the results of its operations and its cash flows for the period March 11, 2011 (date of inception) to February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey

May 21, 2012

BLUE WOLF MONGOLIA HOLDINGS CORP.

(A Corporation in the Development Stage)

BALANCE SHEET

February 29, 2012

ASSETS
Current assets:
Cash	$392,625
Prepaid insurance and other current assets	88,329
Total current assets	480,954

Investments held in Trust Account	80,241,787

Total assets	$80,722,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$37,204

Other liabilities:
Deferred underwriters' compensation	2,415,000

Total liabilities	2,452,204

Commitments and contingencies

Ordinary shares subject to possible redemption; 7,349,100 shares (at redemption value)	73,270,527

Shareholders' equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 10,062,500 issued and outstanding (which includes 7,349,100 shares subject to possible redemption)	2,272,663
Additional paid-in capital	3,125,000
Deficit accumulated during the development stage	(397,653)

Total shareholders' equity	5,000,010

Total liabilities and shareholders' equity	$80,722,741

See accompanying notes to financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

STATEMENT OF OPERATIONS

For the Period March 11, 2011 (date of inception) to February 29, 2012

Revenue	$-
General and administrative expenses	401,940
Loss from operations	(401,940)
Other income
Interest income	4,287
Net loss attributable to ordinary shares not subject to
possible redemption	$(397,653)

Weighted average number of ordinary shares outstanding, basic and diluted	7,100,281

Net loss per ordinary share, basic and diluted	$(0.06)

See accompanying notes to financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period March 11, 2011 (date of inception) to February 29, 2012

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares		Paid-in	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity

Sale of ordinary shares to Sponsor on March 11, 2011 at $0.012 per share	2,012,500	$25,000	$-	$-	$25,000

Sale on July 20, 2011 of 8,050,000 units at $10 per unit, (including 7,349,100 shares subject to possible redemption)	8,050,000	80,500,000	-	-	80,500,000

Underwriters' discount and offering expenses	-	(4,981,810)	-	-	(4,981,810)

Sale on July 20, 2011 of 4,166,667 private placement warrants to the Sponsor at $0.75 per warrant	-		3,125,000	-	3,125,000

Proceeds subject to possible redemption of 7,349,100 ordinary shares at redemption value	-	(73,270,527)	-	-	(73,270,527)

Net loss attributable to ordinary shares not subject to possible redemption	-	-	-	(397,653)	(397,653)

Balances at February 29, 2012	10,062,500	$2,272,663	$3,125,000	$(397,653)	$5,000,010

See accompanying notes to financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

STATEMENT OF CASH FLOWS

For the Period March 11, 2011 (date of inception) to February 29, 2012

Cash Flows from Operating Activities
Net loss	$(397,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance and other current assets	(88,329)
Accrued expenses	37,204

Net cash used in operating activities	(448,778)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(80,237,500)
Interest reinvested in Trust Account	(4,287)

Net cash used in investing activities	(80,241,787)

Cash Flows from Financing Activities
Proceeds from notes payable to affiliate	200,000
Payment of notes payable to affiliate	(200,000)
Proceeds from sale of ordinary shares to Sponsor	25,000
Proceeds from public offering	80,500,000
Proceeds from issuance of Sponsor Warrants	3,125,000
Payment of offering costs	(2,566,810)

Net cash provided by financing activities	81,083,190

Increase in cash	392,625
Cash at beginning of the period	-
Cash at end of the period	$392,625

Supplemental Schedule of Non-Cash Financing Activities
Deferred underwriters' compensation	$2,415,000

See accompanying notes to financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Business Operations

Incorporation

Blue Wolf Mongolia Holdings Corp. (the “Company”) was incorporated in the British Virgin Islands on March 11, 2011.

Sponsor

The Company’s sponsor is Blue Wolf MHC Ltd., an exempt company incorporated in the Cayman Islands with limited liability (the “Sponsor”).

Fiscal Year End

The Company has selected the last day of February as its fiscal year end.

Business Purpose

The Company was formed to effect a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”).

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective July 14, 2011. On July 20, 2011, simultaneously with the closing of the Public Offering, the Sponsor purchased $3,125,000 of warrants in a private placement (Note 4).

Upon the closing of the Public Offering and the private placement, $80,237,500 was placed in the Trust Account (discussed below).

Trust Account

The trust account (the “Trust Account”) may only be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act and which invest solely in U.S. Treasuries. The funds in the Trust Account are held in the name of Blue Wolf Mongolia Holdings Corp. (see Note 6).

Except for a portion of the interest income (net of taxes payable) that may be released to the Company to pay any taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the Company’s Public Shares (as defined in Note 3) if the Company seeks shareholder approval of its Initial Business Combination, as discussed below, none of the funds will be released from the Trust Account until the earlier of: (i) the consummation of an Initial Business Combination no later than April 20, 2013, (ii) a redemption to public shareholders prior to any voluntary winding-up in the event the Company does not consummate an Initial Business Combination or (iii) pursuant to any liquidation.

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

Tender Offer/Shareholder Approval  — The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable, or (ii) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less (a) taxes payable, (b) amounts released to fund working capital requirements and (c) any amounts released to the Company and used to purchase up to 15% of the Public Shares sold in the Public Offering. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval. If the Company seeks shareholder approval, it will consummate its Initial Business Combination only if a majority of the ordinary shares voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In certain circumstances, the number of Public Shares the Company offers to redeem may be further limited if the terms and conditions of the Initial Business Combination require the Company to retain more than $5,000,001 in net tangible assets. In such case, if the Company were unable to satisfy the terms and conditions of the Initial Business Combination, it would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

Regardless of whether the Company holds a shareholder vote or a tender offer in connection with an Initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable plus amounts released to fund working capital requirements and any amounts necessary to purchase up to 15% of the Public Shares sold in the Public Offering. As a result, such ordinary shares are recorded at conversion/tender value and classified as temporary equity, in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Liquidation

If the Company does not consummate an Initial Business Combination by April 20, 2013, the Company (i) will distribute the aggregate amount then on deposit in the Trust Account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata, to holders of Public Shares by way of redemption and (ii) intends to cease all operations except for the purposes of any winding up of its affairs. This redemption of Public Shares from the Trust Account shall be done  automatically by function of the Company’s Memorandum and Articles of Association and prior to any voluntary winding up, although at all times subject to the BVI Business Companies Act, 2004 of the British Virgin Islands.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units offered in the Public Offering discussed in Note 4).

Note 2. Significant Accounting Policies

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through February 29, 2012, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering and activities relating to identifying and evaluating prospective acquisition candidates. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at February 29, 2012 principally consist of cash in a money market account held by the Company through its Trust Account.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”.  Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method.  As the Company reported a net loss for the period March 11, 2011 (date of inception) to February 29, 2012, the effect of the 12,216,667 warrants (including 4,166,667 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share.

Redeemable Ordinary Shares

As discussed in Note 1, all of the 8,050,000 ordinary shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for their redemption under the Company's liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Memorandum and Articles of Association provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against paid-in capital.

Accordingly, at February 29, 2012, 7,349,100 of the 8,050,000 Public Shares were classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable plus amounts released for working capital. (approximately $9.97 at February 29, 2012).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Income Taxes

Under the laws of the British Virgin Islands, the Company is generally not subject to income taxes.  Accordingly, no provision for income taxes has been made in the accompanying financial statements.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that increases ending deficit accumulated during the development stage. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of February 29, 2012. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period ended February 29, 2012. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Fair Value of Financial Instruments

Unless otherwise disclosed, the fair values of financial instruments, including cash, approximate their carrying amount due primarily to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3. Public Offering

Public Units

On July 20, 2011, the Company sold 8,050,000 units (including units sold pursuant to the underwriters’ exercise of their over-allotment option) at a price of $10.00 per unit (the “Public Units”) in the Public Offering.  Each unit consists of one ordinary share of the Company, no par value (the “Public Shares”), and one warrant to purchase one ordinary share (the “Public Warrants”).

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

Registration Risk  — In accordance with a warrant agreement relating to the Public Warrants, the Company will be required to use its best efforts to maintain the effectiveness of a registration statement relating to the ordinary shares which would be issued upon exercise of the Public Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holders of such Public Warrants will not be entitled to exercise such Public Warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle or cash settle the Public Warrants. Consequently, the Public Warrants may expire unexercised, unredeemed and worthless, and an investor in the Public Offering may effectively pay the full unit price solely for the ordinary shares included in the Public Units.

Underwriting Agreement   The Company paid an underwriting discount of $2,012,500, or 2.5% of the Public Unit offering price, to the underwriters at the closing of the Public Offering, with an additional fee of $2,415,000, or 3.0% of the gross offering proceeds, payable upon the Company’s consummation of an Initial Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

Note 4. Related Party Transactions

Founder Shares  — In March 2011, the Sponsor purchased 2,012,500 ordinary shares (the “Founder Shares”) for $25,000, or approximately $0.012 per share.

Earnout Shares  — In addition, a portion of the Founder Shares in an amount equal to 591,912 shares will be subject to forfeiture by the Sponsor as follows: (1) 304,924 shares are subject to forfeiture in the event the last sale price of the Company’s shares does not equal or exceed $15.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Company’s Initial Business Combination and (2) 286,988  shares are subject to forfeiture in the event the last sale price of the Company’s shares does not equal or exceed $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Company’s Initial Business Combination.

Rights  — The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (ii) the Sponsor agreed to waive its redemption rights with respect to (A) the Founder Shares and any Public Shares it purchases in connection with the Initial Business Combination and (B) the Founder Shares upon liquidation if the Company fails to consummate an Initial Business Combination by April 20, 2013.

Voting — If the Company seeks shareholder approval of its Initial Business Combination, the Sponsor will vote the Founder Shares and any Public Shares it has purchased in favor of the Initial Business Combination.

Liquidation   — Although the Sponsor has, and its permitted transferees must agree to, waive their redemption rights with respect to the Founder Shares if the Company fails to consummate an Initial Business Combination by April 20, 2013, they will be entitled to redemption rights with respect to any Public Shares they may own.

Sponsor Warrants — The Sponsor purchased 4,166,667 warrants (the “Sponsor Warrants”) at $0.75 per warrant (for an aggregate purchase price of $3,125,000) from the Company on a private placement basis simultaneously with the closing of the Public Offering.

Exercise Conditions   — Each Sponsor Warrant is exercisable for one ordinary share at $12.00 per share. The Sponsor Warrants are identical to the Public Warrants except that the Sponsor Warrants (i) are not redeemable by the Company as long as they are held by the Sponsor, members of the Sponsor or any of their permitted transferees, (ii) are subject to certain transfer restrictions described in more detail below and (iii) may be exercised for cash or on a cashless basis.

Accounting — Since the Company is not required to net-cash settle the Sponsor Warrants, the Sponsor Warrants are recorded at fair value and classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40 “Derivatives and Hedging”.

Transfer Restrictions

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares (except in limited circumstances to permitted transferees) until the earlier of (1) one year after the completion of the Company’s Initial Business Combination and (2) the date on which the Company consummates a liquidation, share exchange, share reconstruction and amalgamation, or other similar transaction after its Initial Business Combination that results in all of its shareholders having the right to exchange their ordinary shares for cash, securities or other property  (the “Lock-Up Period”).  Notwithstanding the foregoing, if the Company’s share price reaches or exceeds $11.50 for any 20 trading days within at least one 30-trading day period during the Lock-Up Period, 50% of the Founder Shares will be released from the lock-up and, if the Company’s share price reaches or exceeds $15.00 for any 20 trading days within at least one 30-trading day period during such Lock-Up Period, the remaining 50% of the Founder Shares shall be released from the lock-up.  In addition, notwithstanding the above, the Sponsor has agreed not to transfer, sell or assign the Founder earnout shares (whether to a permitted transferee or otherwise) before the applicable forfeiture condition lapses. The Sponsor has agreed not to transfer, assign or sell any of the Sponsor Warrants including the ordinary shares issuable upon exercise of the Sponsor Warrants until 30 days after the completion of an Initial Business Combination.

Registration Rights

The holders of the Founder Shares, Sponsor Warrants and warrants that may be issued upon conversion of working capital loans hold registration rights to require the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement entered into in connection with the Public Offering. These shareholders are entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act of 1933 (the “Securities Act). In addition, these shareholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-Up Period, which occurs (i) in the case of the Founder Shares, upon the earlier of (1) one year after the completion of the Company’s Initial Business Combination or (2) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction after the Company’s Initial Business Combination that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Sponsor Warrants and the respective ordinary shares underlying such warrants, 30 days after the completion of the Company’s Initial Business Combination.  The Company will bear the costs and expenses of filing any such registration statements.

Note 5. Other Related Party Transactions

Administrative Services

The Company has agreed to pay up to $10,000 a month for office space, utilities and secretarial and administrative services to the Sponsor. Services commenced on July 15, 2011 (the date the Company’s securities were first listed on the NASDAQ Capital Market) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. During the period ended February 29, 2012, $80,000 has been charged to the Company for administrative services. As of February 29, 2012, there is no outstanding balance due to the Sponsor for administrative fees.

Notes Payable

On April 1, 2011 the Company issued an unsecured promissory note for $200,000 to Blue Wolf MHC Ltd.  The proceeds from the note were used to fund a portion of the organizational and offering costs owed by the Company to third parties. This note was repaid on July 20, 2011.

Note 6. Trust Account

A total of $80,237,500, which includes $77,112,500 of the net proceeds from the Public Offering and $3,125,000 from the private placement, has been placed in the Trust Account. The trust proceeds are invested in a money market fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Note 7. Fair Value Measurement

The Company complies with FASB ASC 820, “Fair Value Measurements”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of February 29, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of February 29, 2012

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	February 29,	Active Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Assets:

Investments held in Trust Account	$80,241,787	$80,241,787	—	—

Total	$80,241,787	$80,241,787	—	—

The fair values of the Company’s investments held in the Trust Account are determined through market, observable and corroborated sources.

Note 8. Commitments and contingencies

The Company has committed to pay a deferred underwriters’ compensation of $2,415,000, or 3.0% of the gross Public Offering proceeds, to the underwriters upon the Company’s consummation of an Initial Business Combination.  This deferred underwriters’ compensation is reflected in the accompanying balance sheet.  The underwriters will not be entitled to any interest accrued on such deferred compensation.

Note 9. Shareholders’ Equity

Ordinary Shares  — The Company is authorized to issue an unlimited number of ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At February 29, 2012, there were 10,062,500 ordinary shares outstanding.

Preferred Shares  — The Company is authorized to issue an unlimited number of preferred shares in five different classes with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At February 29, 2012, there were no preferred shares issued.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE WOLF MONGOLIA HOLDINGS CORP.

	By:	/s/ Lee Kraus
Name: Lee Kraus
Title: Chairman of the Board and Chief
Executive Officer
Date: May 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lee Kraus
Lee Kraus	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 22, 2012
/s/ Nicholas Edwards
Nicholas Edwards	President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 22, 2012
/s/ John A. Shapiro
John A. Shapiro	Director	May 22, 2012

/s/ George Ireland
George Ireland	Director	May 22, 2012

67