Form 10-Q
period 2012-05-31
Blue Wolf Mongolia Holdings Corp.
filed 2012-07-11
CIK 1517526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2012

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

As of July 9, 2012, there were 10,062,500 ordinary shares of the Company issued and outstanding.

BLUE WOLF MONGOLIA HOLDINGS CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Interim Balance Sheets	3
Interim Statements of Operations	4
Interim Statements of Changes in Shareholders’ Equity	5
Interim Statements of Cash Flows	6
Notes to Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Overview	16
Results of Operations	16
Liquidity and Capital Resources	16
Critical Accounting Policies	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION	19

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 1A. RISK FACTORS	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. MINE SAFETY DISCLOSURES	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. Exhibits	20
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM BALANCE SHEETS

	May 31, 2012	February 29, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$271,181	$392,625
Prepaid insurance and other current assets	68,348	88,329
Total current assets	339,529	480,954

Investments held in Trust Account	80,243,766	80,241,787

Total assets	$80,583,295	$80,722,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$35,780	$37,204

Other liabilities:
Deferred underwriters' compensation	2,415,000	2,415,000

Total liabilities	2,450,780	2,452,204

Commitments and contingencies

Ordinary shares subject to possible redemption; 7,335,257 shares and 7,349,100 shares, respectively (at redemption value)	73,132,512	73,270,527

Shareholders' equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 10,062,500 issued and outstanding (which includes 7,335,257 and 7,349,100 shares subject to possible redemption, respectively)	2,410,678	2,272,663
Additional paid-in capital	3,125,000	3,125,000
Deficit accumulated during the development stage	(535,675)	(397,653)

Total shareholders' equity	5,000,003	5,000,010

Total liabilities and shareholders' equity	$80,583,295	$80,722,741

See accompanying notes to financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.

(A Corporation in the Development Stage)

INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

		For the Period from	For the Period from
	Three Months	March 11, 2011	March 11, 2011
	Ended	(date of inception) to	(date of inception) to
	May 31, 2012	May 31, 2011	May 31, 2012

Revenue	$-	$-	$-
General and administrative expenses	140,001	5,000	541,942
Loss from operations	(140,001)	(5,000)	(541,942)
Other income
Interest income	1,979	-	6,267
Net loss attributable to ordinary shares not subject to possible redemption	$(138,022)	$(5,000)	$(535,675)

Weighted average number of ordinary shares outstanding, basic and diluted	10,062,500	2,012,500	7,708,594

Net loss per ordinary share, basic and diluted	$(0.01)	$(0.00)	$(0.07)

See accompanying notes to financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from March 11, 2011 (date of inception) to May 31, 2012

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares		Paid-in	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity

Sale of ordinary shares to Sponsor on March 11, 2011 at $0.012 per share	2,012,500	$25,000	$-	$-	$25,000

Sale on July 20, 2011 of 8,050,000 units at $10 per unit (including 7,349,100 shares subject to possible redemption)	8,050,000	80,500,000	-	-	80,500,000

Underwriters' discount and offering expenses	-	(4,981,810)	-	-	(4,981,810)

Sale on July 20, 2011 of 4,166,667 private placement warrants to the Sponsor at $0.75 per warrant	-	-	3,125,000	-	3,125,000

Proceeds subject to possible redemption of 7,349,100 ordinary shares at redemption value	-	(73,270,527)	-	-	(73,270,527)

Net loss attributable to ordinary shares not subject to possible redemption	-	-	-	(397,653)	(397,653)

Balances at February 29, 2012 (audited)	10,062,500	2,272,662	3,125,000	(397,653)	5,000,009

Change in proceeds subject to possible redemption of 7,335,257 ordinary shares at redemption value	-	138,015	-	-	138,015

Net loss attributable to ordinary shares not subject to possible redemption	-	-	-	(138,022)	(138,022)

Balances at May 31, 2012 (unaudited)	10,062,500	$2,410,678	$3,125,000	$(535,675)	$5,000,003

See accompanying notes to financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Period from	For the Period from
	Three Months	March 11, 2011	March 11, 2011
	Ended	(date of inception) to	(date of inception) to
	May 31, 2012	May 31, 2011	May 31, 2012
Cash Flows from Operating Activities
Net loss	$(138,022)	$(5,000)	$(535,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance and other current assets	19,981	(8,550)	(68,348)
Accrued expenses	(1,424)	5,000	35,780

Net cash used in operating activities	(119,465)	(8,550)	(568,243)

Cash Flows from Investing Activities
Principal deposited in Trust Account	-	-	(80,237,500)
Interest reinvested in Trust Account	(1,979)	-	(6,266)

Net cash used in investing activities	(1,979)	-	(80,243,766)

Cash Flows from Financing Activities
Proceeds from notes payable to affiliate	-	200,000	200,000
Payment of notes payable to affiliate	-	-	(200,000)
Proceeds from sale of ordinary shares to Sponsor	-	25,000	25,000
Proceeds from public offering	-	-	80,500,000
Proceeds from issuance of Sponsor Warrants	-	-	3,125,000
Payment of offering costs	-	(127,408)	(2,566,810)

Net cash provided by financing activities	-	97,592	81,083,190

Increase (decrease) in cash	(121,444)	89,042	271,181
Cash at beginning of the period	392,625	-	-
Cash at end of the period	$271,181	$89,042	$271,181

Supplemental Schedule of Non-Cash Financing Activities
Deferred underwriters' compensation			$2,415,000
Deferred offering costs included in accrued offering costs		$21,500

See accompanying notes to financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Information and Basis of Presentation

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of May 31, 2012 and the results of operations for the three months ended May 31 2012, the period from March 11, 2011 (date of inception) to May 31, 2011 and the period from March 11, 2011 (date of inception) to May 31, 2012. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The results of operations for the three months ended May 31, 2012 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on May 22, 2012.

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 4) was declared effective on July 14, 2011. On July 20, 2011, simultaneously with the closing of the Public Offering, the Sponsor purchased $3,125,000 of warrants in a private placement (Note 5).

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

Tender Offer/Shareholder Approval  — The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable, or (ii) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less (a) taxes payable, (b) amounts released to fund working capital requirements and (c) any amounts released to the Company and used to purchase up to 15% of the Public Shares sold in the Public Offering. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval. If the Company seeks shareholder approval, it will consummate its Initial Business Combination only if a majority of the ordinary shares voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In certain circumstances, the number of Public Shares the Company offers to redeem may be further limited if the terms and conditions of the Initial Business Combination require the Company to retain more than$5,000,001in net tangible assets. In such case, if the Company were unable to satisfy the terms and conditions of the Initial Business Combination, it would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

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

Liquidation/Going Concern Consideration

If the Company does not consummate an Initial Business Combination by April 20, 2013, the Company (i) will distribute the aggregate amount then on deposit in the Trust Account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata, to holders of Public Shares by way of redemption and (ii) intends to cease all operations except for the purposes of winding up of its affairs. This redemption of Public Shares from the Trust Account shall be done automatically by function of the Company’s Memorandum and Articles of Association and prior to any voluntary winding up, although at all times subject to the BVI Business Companies Act, 2004 of the British Virgin Islands.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units offered in the Public Offering discussed in Note 4).

The Company will pay the costs of liquidation from its remaining assets outside the trust account. If such funds are insufficient to cover these costs and expenses, up to $50,000 of the net interest earned on the trust account may be released to the Company to pay these costs. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

Note 3. Significant Accounting Policies

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through May 31, 2012, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering and activities relating to identifying and evaluating prospective acquisition candidates. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at May 31, 2012 and February 29, 2012 principally consist of cash in a money market account held by the Company through its Trust Account.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”.  Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method.  As the Company reported a net loss for the three months ended May 31, 2012, the effect of the 12,216,667 warrants (including 4,166,667 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share.

Redeemable Ordinary Shares

As discussed in Note 2, all of the 8,050,000 ordinary shares sold as part of a Public Unit in the Public Offering contain a redemption feature which allows for their redemption under the Company's liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Memorandum and Articles of Association provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against paid-in capital.

Accordingly, at May 31, 2012, 7,335,527 of the 8,050,000 Public Shares were classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable plus amounts released for working capital (approximately $9.97 at May 31, 2012).

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that increases ending deficit accumulated during the development stage. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of May 31, 2012 or February 29, 2012. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of May 31, 2012 and for the period from March 11, 2011 (date of inception) to May 31, 2012. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Registration Rights

The holders of the Founder Shares, Sponsor Warrants and warrants that may be issued upon conversion of working capital loans hold registration rights to require the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement entered into in connection with the Public Offering. These shareholders are entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act of 1933 (the “Securities Act”). In addition, these shareholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-Up Period, which occurs (i) in the case of the Founder Shares, upon the earlier of (1) one year after the completion of the Company’s Initial Business Combination or (2) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction after the Company’s Initial Business Combination that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Sponsor Warrants and the respective ordinary shares underlying such warrants, 30 days after the completion of the Company’s Initial Business Combination.  The Company will bear the costs and expenses of filing any such registration statements.

Note 6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay up to $10,000 a month for office space, utilities and secretarial and administrative services to the Sponsor. Services commenced on July 15, 2011 (the date the Company’s securities were first listed on the NASDAQ Capital Market) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. Approximately $30,000, $0 and $110,000 was incurred and paid under this agreement for the three months ended May 31, 2012, the period from March 11, 2011 (date of inception) to May 31, 2011 and the periods from March 11, 2011 (date of inception) to May 31, 2012, respectively. As of May 31, 2012 and February 29, 2012, there were no outstanding balances due to the Sponsor for administrative fees.

Notes Payable

On April 1, 2011, the Company issued an unsecured promissory note for $200,000 to Blue Wolf MHC Ltd.  The proceeds from the note were used to fund a portion of the organizational and offering costs owed by the Company to third parties. This note was repaid on July 20, 2011.

Note 7. Trust Account

A total of $80,237,500, which includes $77,112,500 of the net proceeds from the Public Offering and $3,125,000 from the proceeds of the private placement, has been placed in the Trust Account. The trust proceeds are invested in a money market fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Note 8. Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of May 31, 2012 and February 29, 2012, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of May 31, 2012

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	May 31,	Active Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Assets:

Investments held in Trust Account	$80,243,766	$80,243,766	—	—

Total	$80,243,766	$80,243,766	—	—

Fair Value of Financial Assets as of February 29, 2012

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	February 29,	Active Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Assets:

Investments held in Trust Account	$80,241,787	$80,241,787	—	—

Total	$80,241,787	$80,241,787	—	—

The fair values of the Company’s investments held in the Trust Account are determined through market, observable and corroborated sources.

Note 9. Commitments and Contingencies

The Company has committed to pay a deferred underwriters’ compensation of $2,415,000, or 3.0% of the gross Public Offering proceeds, to the underwriters upon the Company’s consummation of an Initial Business Combination.  This deferred underwriters’ compensation is reflected in the accompanying interim balance sheets.  The underwriters will not be entitled to any interest accrued on such deferred compensation.

Note 10. Shareholders’ Equity

Ordinary Shares  — The Company is authorized to issue an unlimited number of ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At May 31, 2012 and February 29, 2012, there were 10,062,500 ordinary shares outstanding.

Preferred Shares  — The Company is authorized to issue an unlimited number of preferred shares in five different classes with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At May 31, 2012, there were no preferred shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company formed on March 11, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”). The Company’s efforts in identifying prospective target businesses will initially be focused on businesses within Mongolia that complement the management team’s background such as in the natural resources sectors and any related sectors. The Company may, however, pursue opportunities in other business sectors or geographic regions. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (“Public Offering”) and the private placement of the Sponsor Warrants, our shares, debt or a combination of cash, shares and debt. In addition, we will not effect a business combination with another blank check company or a similar company with nominal operations.

Results of Operations

Through May 31, 2012, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of May 31, 2012, $80,243,766 was held in the Trust Account (including $2.415 million of deferred underwriting discounts and commissions, $3.125 million from the sale of the Sponsor Warrants and $6,266 in accrued interest) and we had cash outside of the Trust Account of $271,181. Up to $800,000 in interest income on the balance of the Trust Account (net of taxes payable) may be available to us to fund our working capital requirements but given the current interest rates, it is doubtful that we will earn such amount of interest. The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close our Initial Business Combination. Through May 31, 2012, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Public Offering in the event of a business combination.

For the three months ended May 31, 2012, we had a net loss of $138,022 and earned $1,979 in interest income. For the period from March 11, 2011 (date of inception) to May 31, 2012, we had a net loss of $535,675 and earned $6,266 in interest income. All of our funds in the Trust Account are invested in a money market fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Liquidity and Capital Resources

On July 20, 2011, we consummated our Public Offering of 8,050,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 4,166,667 warrants (the “Sponsor Warrants”) to Blue Wolf MHC Ltd. (our “Sponsor”) for $3,125,000. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of $80,237,500 (including the deferred portion of the underwriting commission of $2.415 million) net of the non-deferred portion of the underwriting commissions of approximately $2.013 million and other offering costs of approximately $665,000 and cash deposited outside of our trust account. For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the unaudited interim financial statements included in Part I, Item 1 of this report. As of May 31, 2012, we had cash of $271,181.

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

For the period from July 20, 2011 (consummation of our IPO) through May 31, 2012, we disbursed an aggregate of approximately $456,784 out of the proceeds of our Public Offering not held in trust, for legal expenses, accounting expenses and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

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

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through May 31, 2012, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Redeemable Ordinary Shares

All of the 8,050,000 ordinary shares sold as part of a Public Unit in the Public Offering contain a redemption feature which allows for the redemption of ordinary shares under the Company's liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Memorandum and Articles of Association provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against paid-in capital.

Accordingly, at May 31, 2012, 7,335,527 of the 8,050,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $9.97 at May 31, 2012).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to significant risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our Public Offering held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended February 29, 2012, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

BLUE WOLF MONGOLIA HOLDINGS CORP.

Dated: July 11, 2012	/s/ Lee Kraus
Lee Kraus
Chief Executive Officer
(Principal Executive Officer)

Dated: July 11, 2012	/s/ Paul Nicholas Edwards
Paul Nicholas Edwards
President and Chief Financial Officer
(Principal Financial Officer)

