Form 10-Q
period 2012-11-30
Blue Wolf Mongolia Holdings Corp.
filed 2012-12-28
CIK 1517526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012

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

As of December 28, 2012, there were 10,062,500 ordinary shares of the Company issued and outstanding.

BLUE WOLF MONGOLIA HOLDINGS CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	2

ITEM 1. FINANCIAL STATEMENTS	2

Interim Balance Sheets	2
Interim Statements of Operations (Unaudited)	3
Interim Statements of Changes in Shareholders’ Equity (Unaudited)	4
Interim Statements of Cash Flows (Unaudited)	5
Notes to Interim Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

Overview	15
Results of Operations	15
Liquidity and Capital Resources	15
Critical Accounting Policies	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION	18

ITEM 1. LEGAL PROCEEDINGS	18

ITEM 1A. RISK FACTORS	18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. MINE SAFETY DISCLOSURES	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	19

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM BALANCE SHEETS

	November 30, 2012	February 29, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$114,670	$392,625
Prepaid insurance and other current assets	30,803	88,329
Total current assets	145,473	480,954

Investments held in Trust Account	80,247,812	80,241,787

Total assets	$80,393,285	$80,722,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$40,066	$37,204

Other liabilities:
Deferred underwriters' compensation	2,415,000	2,415,000

Total liabilities	2,455,066	2,452,204

Commitments and contingencies

Ordinary shares subject to possible redemption; 7,315,769 shares
and 7,349,100 shares, respectively (at redemption value)	72,938,217	73,270,527

Shareholders' equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 2,746,731 and 2,713,400 issued and outstanding
(which excludes 7,315,769 and 7,349,100 shares subject to possible redemption, respectively)	2,604,973	2,272,663
Additional paid-in capital	3,125,000	3,125,000
Deficit accumulated during the development stage	(729,971)	(397,653)

Total shareholders' equity	5,000,002	5,000,010

Total liabilities and shareholders' equity	$80,393,285	$80,722,741

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

				For the Period from	For the Period from
			Nine Months	March 11, 2011	March 11, 2011
	Three Months Ended		Ended	(date of inception) to	(date of inception) to
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011	November 30, 2012

Revenue	$-	$-	$-	$-	$-
General and administrative expenses	85,610	168,913	338,342	209,735	740,282
Loss from operations	(85,610)	(168,913)	(338,342)	(209,735)	(740,282)
Other income
Interest income	2,022	2,022	6,024	2,264	10,312
Net loss attributable to ordinary shares not subject to possible redemption	$(83,588)	$(166,891)	$(332,318)	$(207,471)	$(729,971)

Weighted average number of ordinary shares outstanding, excluding shares subject to possible redemption, basic and diluted	2,738,347	2,677,585	2,726,286	2,348,248	2,562,913

Net loss per ordinary share, excluding shares subject to possible redemption, basic and diluted	$(0.03)	$(0.06)	$(0.12)	$(0.09)	$(0.28)

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Period from March 11, 2011 (date of inception) to November 30, 2012

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares		Paid-in	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity

Sale of ordinary shares to Sponsor on
March 11, 2011 at $0.012 per share	2,012,500	$25,000	$-	$-	$25,000

Sale on July 20, 2011 of 8,050,000 units at
$10 per unit (including 7,349,100 shares
subject to possible redemption)	8,050,000	80,500,000	-	-	80,500,000

Underwriters' discount and
offering expenses	-	(4,981,810)	-	-	(4,981,810)

Sale on July 20, 2011 of 4,166,667 private
placement warrants to the Sponsor at $0.75 per
warrant	-	-	3,125,000	-	3,125,000

Proceeds subject to possible redemption
of 7,349,100 ordinary shares at redemption value	(7,349,100)	(73,270,527)	-	-	(73,270,527)

Net loss attributable to ordinary shares not
subject to possible redemption	-	-	-	(397,653)	(397,653)

Balances at February 29, 2012 (audited)	2,713,400	2,272,663	3,125,000	(397,653)	5,000,010

Change in proceeds subject to possible redemption
of 7,315,769 ordinary shares at redemption value	33,331	332,310	-	-	332,310

Net loss attributable to ordinary shares not
subject to possible redemption	-	-	-	(332,318)	(332,318)

Balances at November 30, 2012 (unaudited)	2,746,731	$2,604,973	$3,125,000	$(729,971)	$5,000,002

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Period from	For the Period from
	Nine Months	March 11, 2011	March 11, 2011
	Ended	(date of inception) to	(date of inception) to
	November 30, 2012	November 30, 2011	November 30, 2012
Cash Flows from Operating Activities
Net loss	$(332,318)	$(207,471)	$(729,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance and other current assets	57,526	(107,696)	(30,803)
Accrued expenses	2,861	22,003	40,066

Net cash used in operating activities	(271,931)	(293,164)	(720,708)

Cash Flows from Investing Activities
Principal deposited in Trust Account	-	(80,237,500)	(80,237,500)
Interest reinvested in Trust Account	(6,024)	(2,264)	(10,312)

Net cash used in investing activities	(6,024)	(80,239,764)	(80,247,812)

Cash Flows from Financing Activities
Proceeds from notes payable to affiliate	-	200,000	200,000
Payment of notes payable to affiliate	-	(200,000)	(200,000)
Proceeds from sale of ordinary shares to Sponsor	-	25,000	25,000
Proceeds from public offering	-	80,500,000	80,500,000
Proceeds from issuance of Sponsor Warrants	-	3,125,000	3,125,000
Payment of offering costs	-	(2,566,810)	(2,566,810)

Net cash provided by financing activities	-	81,083,190	81,083,190

Increase (decrease) in cash	(277,955)	550,262	114,670
Cash at beginning of the period	392,625	-	-
Cash at end of the period	$114,670	$550,262	$114,670

Supplemental Schedule of Non-Cash Financing Activities
Deferred underwriters' compensation	$-	$2,415,000	$2,415,000

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Information and Basis of Presentation

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of November 30, 2012 and the results of operations for the three months and nine months ended November 30, 2012, the three months ended November 30, 2011, the period from March 11, 2011 (date of inception) to November 30, 2011 and the period from March 11, 2011 (date of inception) to November 30, 2012. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

Note 3. Significant Accounting Policies

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through November 30, 2012, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering and activities relating to identifying and evaluating prospective acquisition candidates. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at November 30, 2012 and February 29, 2012 principally consist of cash in a money market account held by the Company through its Trust Account.

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

Accordingly, at November 30, 2012 and February 29, 2012, 7,315,769 and 7,349,100 shares respectively of the 8,050,000 Public Shares were classified outside of permanent equity at their redemption value. The redemption value (approximately $9.97 per share at November 30, 2012 and February 29, 2012) is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that increases ending deficit accumulated during the development stage. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of November 30, 2012 or February 29, 2012. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of November 30, 2012 and for the period from March 11, 2011 (date of inception) to November 30, 2012. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay up to $10,000 a month for office space, utilities and secretarial and administrative services to the Sponsor. Services commenced on July 15, 2011 (the date the Company’s securities were first listed on the NASDAQ Capital Market) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. Approximately $30,000, $90,000, $30,000, $50,000 and $170,000 was incurred under this agreement for the three and nine months ended November 30, 2012, the three months ended November 30, 2012, the period from March 11, 2011 (date of inception) to November 30, 2011 and the period from March 11, 2011 (date of inception) to November 30, 2012, respectively. As of November 30, 2012 and February 29, 2012, $20,000 and nil was payable to Sponsor for unpaid administrative fees, which is included in accrued expenses on the accompanying balance sheets.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of November 30, 2012 and February 29, 2012, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of November 30, 2012

	Balances, at	Quoted Prices in	Significant Other Observable	Significant Other Unobservable
	November 30,	Active Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash	$114,670	$114,670	$—	$—

Investments held in Trust Account	80,247,812	80,247,812	—	—

Total	$80,362,482	$80,362,482	$—	$—

Fair Value of Financial Assets as of February 29, 2012

	Balances, at	Quoted Prices in	Significant Other Observable	Significant Other Unobservable
	February 29,	Active Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash	$392,625	$392,625	$—	$—

Investments held in Trust Account	80,241,787	80,241,787	—	—

Total	$80,634,412	$80,634,412	$—	$—

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

Note 10. Shareholders’ Equity

Ordinary Shares  — The Company has unlimited ordinary shares authorized. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At November 30, 2012 and February 29, 2012, there were 2,746,731 and 2,713,400 ordinary shares outstanding, respectively. Ordinary shares outstanding at November 30, 2012 and February 29, 2012 excludes 7,315,769 and 7,349,100 ordinary shares subject to possible redemption, respectively.

Preferred Shares  — The Company is authorized to issue an unlimited number of preferred shares in five different classes with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At November 30, 2012 and February 29, 2012, there were no preferred shares outstanding.

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

Results of Operations

Through November 30, 2012, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of November 30, 2012, $80,247,812 was held in the Trust Account (including $2.415 million of deferred underwriting discounts and commissions, $3.125 million from the sale of the Sponsor Warrants and $10,312 in accrued interest) and we had cash outside of the Trust Account of $114,760. Interest income on the balance of the Trust Account (net of taxes payable) may be available to us to fund our working capital requirements but given the current interest rates, it is doubtful that we will earn a significant amount of interest. The current low interest rate environment has made it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close our Initial Business Combination. Through November 30, 2012, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Public Offering in the event of a business combination.

For the three months ended November 30, 2012, we had a net loss of $85,610 and earned $2,022 in interest income. For the period from March 11, 2011 (date of inception) to November 30, 2012, we had a net loss of $729,971 and earned $10,312 in interest income. All of our funds in the Trust Account are invested in a money market fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Liquidity and Capital Resources

On July 20, 2011, we consummated our Public Offering of 8,050,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 4,166,667 warrants (the “Sponsor Warrants”) to Blue Wolf MHC Ltd. (our “Sponsor”) for $3,125,000. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of $80,237,500 (including the deferred portion of the underwriting commission of $2.415 million) net of the non-deferred portion of the underwriting commissions of approximately $2.013 million and other offering costs of approximately $665,000 and cash deposited outside of our trust account. For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the unaudited interim financial statements included in Part I, Item 1 of this report. As of November 30, 2012, we had cash of $114,670.

We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with additional working capital to identify one or more target businesses, conduct due diligence and complete our initial business combination, as well as to pay any taxes that we may owe. As described elsewhere in this Report, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act . The current low interest rate environment has made it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close our Initial Business Combination. As a result, we will need to seek additional capital to continue our operations. We intend to borrow sufficient funds from our Sponsor or management team to operate until we close our Initial Business Combination. Neither our Sponsor nor our management team is under any obligation to advance funds to us. If our Sponsor or its affiliate or our management team loans us any funds, they may, at their option, convert up to $500,000 of those loans into warrants at $0.75 per warrant. These warrants would have the same terms as the Sponsor Warrants. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

For the period from July 20, 2011 (consummation of our IPO) through November 30, 2012, we disbursed an aggregate of approximately $613,295 out of the proceeds of our Public Offering not held in trust, for legal expenses, accounting expenses and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

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

We began incurring these fees on July 15, 2011 ( the date the Company’s securities were first listed on the NASDAQ Capital Market) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. We had a balance outstanding of $20,000 for unpaid fees as of November 30, 2012.

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

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through November 30, 2012, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

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

Accordingly, at November 30, 2012, 7,315,769 of the 8,050,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $9.97 at November 30, 2012).

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

BLUE WOLF MONGOLIA HOLDINGS CORP.

Dated: December 28, 2012	/s/ Lee Kraus
Lee Kraus
Chief Executive Officer
(Principal Executive Officer)

Dated: December 28, 2012	/s/ Paul Nicholas Edwards
Paul Nicholas Edwards
President and Chief Financial Officer
(Principal Financial Officer)

