Form 10-Q/A
period 2011-08-31
Blue Wolf Mongolia Holdings Corp.
filed 2013-05-14
CIK 1517526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Blue Wolf Mongolia Holdings Corp. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended August 31, 2011, originally filed on October 12, 2011 (the “Original Filing”). This Amendment is being filed to (i) amend the disclosure in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) amend and restate the interim financial statements and footnotes in Item 1. Financial Statements. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is being filed to restate our unaudited interim financial statements as of August 31, 2011 to correct the accounting for our outstanding public warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our statement of operations. For additional information regarding this restatement, see “Note 4 – Restatement of Previously Issued Financial Statements” in the Notes to the Financial Statements contained in Item 1.

Although this Amendment amends and restates the Original Filing in its entirety except for the information described above, this Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. The sections of the Original Filing affected by the restatement should no longer be relied upon.

BLUE WOLF MONGOLIA HOLDINGS CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Interim Balance Sheet	3
Interim Statements of Operations	4
Interim Statement of Shareholders’ Equity	5
Interim Statements of Cash Flows	6
Notes to Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

Overview	19
Results of Operations	19
Liquidity and Capital Resources	20
Critical Accounting Policies	20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4. CONTROLS AND PROCEDURES	21

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	21

ITEM 1A. RISK FACTORS	21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4. [REMOVED AND RESERVED]	22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	23
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

BLUE WOLF MONGOLIA HOLDINGS CORP.

(A Corporation in the Development Stage)

INTERIM BALANCE SHEET (UNAUDITED)

August 31, 2011

As Restated

ASSETS:
Current assets:
Cash	$691,262
Prepaid insurance and other current assets	135,975
Total current assets	827,237

Investments held in Trust Account	80,237,742

Total assets	$81,064,979

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accrued expenses	$22,369

Other liabilities:
Deferred underwriters' compensation	2,415,000
Warrant liability	10,384,167

Total liabilities	12,821,536

Commitments and contingencies

Ordinary shares subject to possible redemption; 6,343,373 shares (at redemption value)	63,243,433

Shareholders' equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 3,719,127 issued and outstanding (which excludes 6,343,373 shares subject to possible redemption)	5,000,010
Additional paid-in capital	-
Deficit accumulated during the development stage	-

Total shareholders' equity, net	5,000,010

Total liabilities and shareholders' equity	$81,064,979

See accompanying notes to interim financial statements.

  BLUE WOLF MONGOLIA HOLDINGS CORP.

(A Corporation in the Development Stage)

INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

		Period from
	Three Months	March 11, 2011
	Ended	(date of inception) to
	August 31, 2011	August 31, 2011
	As Restated	As Restated
Revenue	$-	$-
General and administrative expenses	35,822	40,822
Loss from operations	(35,822)	(40,822)
Other income/(expense)
Interest income	242	242
Change in fair value of warrant liability	(1,221,667)	(1,221,667

Net loss attributable to ordinary shares not subject to possible redemption	$(1,257,247)	$(1,262,247)

Weighted average number of ordinary shares outstanding, excluding shares subject to possible redemption - basic and diluted	2,750,989	2,402,965

Net loss per ordinary share, excluding shares subject to possible redemption - basic and diluted	$(0.46)	$(0.53)

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.

(A Corporation in the Development Stage)

INTERIM STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Period from March 11, 2011 (date of inception) to August 31, 2011

As Restated

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares		Paid-in	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity

Sale of ordinary shares to Sponsor on March 11, 2011 at $0.012 per share	2,012,500	$25,000	$-	$-	$25,000

Sale on July 20, 2011 of 8,050,000 units at $10 per unit, (including 6,469,978 shares subject to possible redemption)	8,050,000	80,500,000	-	-	80,500,000

Underwriters' discount and offering expenses	-	(4,981,810)	-	-	(4,981,810)

Sale on July 20, 2011 of 4,166,667 private placement warrants to the Sponsor at $0.75 per warrant	-		3,125,000	-	3,125,000

Warrant liability recorded on July 20, 2011	-	(6,037,500)	(3,125,000)	-	(9,162,500)

Proceeds subject to possible redemption of 6,469,978 ordinary shares at redemption value	(6,469,978)	(64,505,680)	-	-	(64,505,680)

Change in proceeds subject to possible redemption to 6,343,373 ordinary shares at redemption value	126,605	-	-	1,262,247	1,262,247

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	-	(1,262,247)	(1,262,247)

Balance at August 31, 2011, restated (Unaudited)	3,719,127	$5,000,010	$-	$-	$5,000,010)

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.

(A Corporation in the Development Stage)

INTERIM STATEMENT OF CASH FLOWS (UNAUDITED)

For the Period from March 11, 2011 (date of inception) to August 31, 2011

As Restated

Cash Flows from Operating Activities:
Net loss	$(1,262,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	1,221,667
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance and other current assets	(135,975)
Accrued expenses	22,369

Net cash used in operating activities	(154,186)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(80,237,500)
Interest reinvested in Trust Account	(242)
Net cash used in investing activities	(80,237,742)

Cash Flows From Financing Activities:
Proceeds from notes payable to affiliate	200,000
Payment of notes payable to affiliate	(200,000)
Proceeds from sale of ordinary shares to Sponsor	25,000
Proceeds from public offering	80,500,000
Proceeds from issuance of Sponsor Warrants	3,125,000
Payment of offering costs	(2,566,810)

Net cash provided by financing activities	81,083,190
Increase in cash and cash equivalents	691,262
Cash and cash equivalents at beginning of the period	-
Cash and cash equivalents at end of the period	$691,262

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriters' compensation	$2,415,000
Adjustment for warrant liability in connection with the Public Offering	$9,162,500

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

Blue Wolf Mongolia Holdings Corp. is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended August 31, 2011, originally filed on October 12, 2011. This Amendment is being filed to restate our unaudited interim financial statements as of August 31, 2011 to correct the accounting for our outstanding warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our statement of operations. For additional information regarding this restatement, see “Note 4 - Restatement of Previously Issued Financial Statements”.

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 6) was declared effective July 14, 2011. On July 20, 2011, simultaneously with the closing of the Public Offering, the Sponsor purchased $3,125,000 of warrants in a private placement (Note 7).

Upon the closing of the Public Offering and the private placement, $80,237,500 was placed in the Trust Account (discussed below).

Trust Account

The trust account (the “Trust Account”) may only be invested in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act and which invests solely in U.S. Treasuries. The funds in the Trust Account are held in the name of Blue Wolf Mongolia Holdings Corp. (see Note 9).

Except for a portion of the interest income (net of taxes payable) that may be released to the Company to pay any taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the Company’s Public Shares (as defined in Note 6) if the Company seeks shareholder approval of its Initial Business Combination, as discussed below, none of the funds will be released from the Trust Account until the earlier of: (i) the consummation of an Initial Business Combination no later than April 20, 2013, (ii) a redemption to public shareholders prior to any voluntary winding-up in the event the Company does not consummate an Initial Business Combination or (iii) pursuant to any liquidation.

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

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units to be offered in the Public Offering discussed in Note 6).

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

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform with the current presentation. Such reclassifications have no effect on previously reported net losses.

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

Accordingly, at August 31, 2011, 6,343,373 of the 8,050,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $9.97 at August 31, 2011).

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

Warrant Liability

The Company accounts for its 12,216,667 warrants (consisting of 8,050,000 warrants issued in the Public Offering and 4,166,667 Sponsor Warrants) in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statement of operations. The fair value of the warrants issued by the Company in connection with the Public Offering has been estimated using the quoted market price of the warrants at the end of the reporting period.

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

 Note 4. Restatement of Previously Issued Financial Statements

The Company has restated its financial statements as of August 31, 2011 to correct its accounting for its outstanding warrants. The Company’s original accounting treatment did not recognize a derivative liability and did not recognize any changes in the fair value of that derivative liability in its statements of operations. In April 2013, the Company concluded it should correct its accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of the warrants, concluded that the warrants should be accounted for as a derivative liability. The warrants contain a price adjustment provision that in the event the Company completes a business combination subsequent to the initial business combination which results in the Company’s shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by a formula that causes the warrants to not be indexed to the Company’s own shares. As a result of this provision, the Company has restated its financial statements to reflect the Company’s warrants as a derivative liability with changes in the fair value recorded in the current period earnings.

The following tables summarize the adjustments made to the previously reported balance sheets, statements of operations and statements of cash flows:

August 31, 2011

Selected balance sheet information

	As Previously	Effect of
	Reported	Restatement	As Restated

Warrant liability	$-	$10,384,167	$10,384,167
Total liabilities	2,437,369	10,384,167	12,821,536

Ordinary shares, subject to possible redemption	73,627,600	(10,384,167)	63,243,433

Ordinary shares	1,915,590	3,084,420	5,000,010
Additional paid-in capital	3,125,000	(3,125,000)	-
Deficit accumulated during the development stage	(40,580)	40,580	-
Total shareholders' equity	5,000,010	-	5,000,010

Total liabilities and shareholders' equity	$81,064,979	$-	$81,064,979

For the Three Months Ended August 31, 2011

Selected statement of operations information

	As Previously	Effect of
	Reported	Restatement	As Restated

Other income / (expense):
Change in fair value of warrant liability	$-	$(1,221,667)	$(1,221,667)

Net income / (loss) attributable to ordinary shares not subject to possible redemption	$(35,580)	$(1,221,667)	$(1,257,247)

Weighted average number of ordinary shares outstanding, excluding shares subject to possible redemption - basic and diluted	2,321,743	429,246	2,750,989

Net loss per ordinary share, excluding shares subject to possible redemption - basic and diluted	$(0.02)	$(0.44)	$(0.46)

For the Period from March 11, 2011 (date of inception) to August 31, 2011

Selected statement of operations information

	As Previously	Effect of
	Reported	Restatement	As Restated

Other income / (expense):
Change in fair value of warrant liability	$-	$(1,221,667)	$(1,221,667)

Net income / (loss) attributable to ordinary shares not subject to possible redemption	$(40,580)	$(1,221,667)	$(1,262,247)

Weighted average number of ordinary shares outstanding, excluding shares subject to possible redemption - basic and diluted	2,533,349	(130,384)	2,402,965

Net loss per ordinary share, excluding shares subject to possible redemption - basic and diluted	$(0.02)	$(0.51)	$(0.53)

Selected cash flow information

	As Previously	Effect of
	Reported	Restatement	As Restated
Operating activities:
Net income (loss)	$(40,580)	$(1,221,667)	$(1,262,247)
Loss on change in fair value of warrant liability	$-	$1,221,667	$1,221,667

Supplemental disclosure of non-cash financing activities:
Adjustment for warrant liability in connection with the Public Offering	$-	$9,162,500	$9,162,500

Note 5. Warrant Liability

The Company sold 8,050,000 units in the Public Offering, which subsequently separated into one warrant at an initial exercise price of $12.00 and one ordinary share. The Sponsor also purchased 4,166,667 warrants in a private placement in connection with the Public Offering. The warrants expire five years after the date of the Company’s initial business combination. The warrants issued contain a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the “Applicable Event”). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company’s own shares. Management used the quoted market price for the valuation of the warrants to determine the warrant liability to be $10,384,167 as of August 31, 2011. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations.

Note 6. Public Offering

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

Registation Risk  — In accordance with a warrant agreement relating to the Public Warrants, the Company will be required to use its best efforts to maintain the effectiveness of a registration statement relating to the ordinary shares which would be issued upon exercise of the Public Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holders of such Public Warrants shall not be entitled to exercise such Public Warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle or cash settle the Public Warrants. Consequently, the Public Warrants may expire unexercised, unredeemed and worthless, and an investor in the Public Offering may effectively pay the full unit price solely for the ordinary shares included in the Public Units.

Accounting  — The Company accounts for the warrants in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering has been estimated using the market price of the Warrants at each reporting date.

Underwriting Agreement   The Company paid an underwriting discount of 2.5% of the public unit offering price to the underwriters at the closing of the Public Offering, with an additional fee of 3.0% of the gross offering proceeds payable upon the Company’s consummation of an Initial Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

Note 7. Related Party Transactions

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

Accounting  — The Company accounts for the warrants in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with private placements of securities has been estimated using the warrants quoted market price at each reporting date.

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

Note 8. Other Related Party Transactions

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

Note 9. Trust Account

A total of $80,237,500, which includes $77,112,500 of the net proceeds from the Public Offering and $3,125,000 from the private placement, has been placed in the Trust Account. The trust proceeds are invested in a money market fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Note 10. Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Cash Equivalents and Investments Held in Trust Account

The fair values of the Company’s cash equivalents and investments held in the Trust Account are determined through market, observable and corroborated sources.

Warrant Liability

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades, the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2).

There were no transfers between Level 1, 2 or 3 during any periods presented. There are no assets written down to fair value on a non-recurring basis.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets and Liabilities as of August 31, 2011

		Quoted Prices	Significant Other	Significant Other
	Balances, at	in	Observable	Unobservable
	August 31,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments held in Trust Account	$80,237,742	$80,237,742	$—	$—
Total	$80,237,742	$80,237,742	$—	$—
Liabilities:
Warrant liability	$10,384,167	$—	$10,384,167	$—
Total	$10,384,167	$—	$10,384,167	$—

Note 11. Commitments and Contingencies

The Company has committed to pay a deferred underwriters’ compensation of 3.0% of the gross offering proceeds to the underwriters upon the Company’s consummation of an Initial Business Combination.  The deferred underwriters’ compensation of $2,415,000 is reflected in the accompanying interim balance sheet.  The underwriters will not be entitled to any interest accrued on the deferred fee.

Note 12. Shareholders’ Equity

Ordinary Shares  — The Company is authorized to issue an unlimited number of ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At August 31, 2011, there were 3,719,127 ordinary shares outstanding. Ordinary shares outstanding at August 31, 2011 excludes 6,343,373 ordinary shares subject to possible redemption.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q/A, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

For the three months ended August 31, 2011, we had a net loss of $1,257,247 ($35,822 of expenses, $1,221,667 loss from the change in fair value of the warrant liability and $242 of interest income). For the period from March 11, 2011 (date of inception) to August 31, 2011, we had a net loss of $1,262,247 ($40,822 of expenses, $1,221,667 loss from the change in fair value of the warrant liability and $242 of interest income). See Notes 4 and 5 to the interim financial statements included in Item 1 of Part I of this amended report for further information about the warrant liability.

Liquidity and Capital Resources

On July 20, 2011, we consummated our initial public offering (“Public Offering”) of 8,050,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 4,166,667 warrants (the “Sponsor Warrants”) to Blue Wolf MHC Ltd. (our “Sponsor”) for $3,125,000.  We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of $80,237,500, net of the non-deferred portion of the underwriting commissions of $2.415 million and offering costs and other expenses of approximately $665,000.  For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 6 of the unaudited interim financial statements included in Part I, Item 1 of this report. As of August 31, 2011, we had cash of $691,262.

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

Accordingly, at August 31, 2011, 6,343,373 of the 8,050,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $9.97 at August 31 , 2011).

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

ITEM 4. [REMOVED AND RESERVED ]

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

BLUE WOLF MONGOLIA HOLDINGS CORP.

Dated: May 14, 2013	/s/ Lee Kraus
Lee Kraus
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2013	/s/ Paul Nicholas Edwards
Paul Nicholas Edwards
President and Chief Financial Officer
(Principal Financial Officer)

