Form 10-Q/A
period 2011-11-30
Blue Wolf Mongolia Holdings Corp.
filed 2013-05-14
CIK 1517526

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

As of January 13, 2013, there were 10,062,500 ordinary shares of the Company issued and outstanding.

Explanatory Note

Blue Wolf Mongolia Holdings Corp. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended November 30, 2011, originally filed on January 13, 2012 (the “Original Filing”). This Amendment is being filed to (i) amend the disclosure in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) amend and restate the interim financial statements and footnotes in Item 1. Financial Statements. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is being filed to restate our unaudited interim financial statements as of November 30, 2011 to correct the accounting for our outstanding warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our statement of operations. For additional information regarding this restatement, see “Note 4 – Restatement of Previously Issued Financial Statements” in the Notes to the Financial Statements contained in Item 1.

Although this Amendment amends and restates the Original Filing in its entirety, except for the information described above, this Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. The sections of the Original Filing affected by the restatement should no longer be relied upon.

BLUE WOLF MONGOLIA HOLDINGS CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	4

ITEM 1. INTERIM FINANCIAL STATEMENTS	4

Interim Balance Sheet	4
Interim Statements of Operations	5
Interim Statement of Shareholders’ Equity	6
Interim Statements of Cash Flows	7
Notes to Interim Financial Statements	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Overview	18
Results of Operations	18
Liquidity and Capital Resources	19
Critical Accounting Policies	19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4. CONTROLS AND PROCEDURES	21

PART II. OTHER INFORMATION	21

ITEM 1. LEGAL PROCEEDINGS	21

ITEM 1A. RISK FACTORS	21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4. [REMOVED AND RESERVED]	22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	23
Ex-31.1	25
Ex-31.2	27
Ex-32.1	29
Ex-32.2	30

PART 1 – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

BLUE WOLF MONGOLIA HOLDINGS CORP.

(A Corporation in the Development Stage)

INTERIM BALANCE SHEET (UNAUDITED)

November 30, 2011

As Restated

ASSETS:
Current assets:
Cash	$550,262
Prepaid insurance and other current assets	107,696

Total current assets	657,958

Investments held in Trust Account	80,239,764

Total assets	$80,897,722

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accrued expenses	$22,004

Other liabilities:
Deferred underwriters' compensation	2,415,000
Warrant liability	8,063,000

Total liabilities	10,500,004

Commitments and contingencies

Ordinary shares subject to possible redemption; 6,559,450 shares (at redemption value)	65,397,715

Shareholders' equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 3,503,050 issued and outstanding
(which excludes 6,559,450 shares subject to possible redemption)	5,000,003
Additional paid-in capital	-
Deficit accumulated during the development stage	-

Total shareholders' equity, net	5,000,003

Total liabilities and shareholders' equity	$80,897,722

See accompanying notes to interim financial statements.

  BLUE WOLF MONGOLIA HOLDINGS CORP.

(A Corporation in the Development Stage)

INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

		Period from
	Three Months	March 11, 2011
	Ended	(date of inception) to
	November 30, 2011	November 30, 2011
	As Restated	As Restated
Revenue	$-	$-
General and adminstrative expenses	168,913	209,735
Loss from operations	(168,913)	(209,735)
Other income/(expense)
Interest income	2,022	2,264
Change in fair value of warrant liability	2,321,167	1,099,500
Net income attributable to ordinary shares not subject to
possible redemption	$2,154,276	$892,029

Weighted average number of ordinary shares outstanding,
excluding shares subject to possible redemption
basic and diluted	3,719,127	2,854,930

Net income per ordinary share, excluding shares subject to possible
redemption - basic and diluted	$0.58	$0.31

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.

(A Corporation in the Development Stage)

STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Period from March 11, 2011 (date of inception) to November 30, 2011

As Restated

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares		Paid-in	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity

Sale of ordinary shares to Sponsor on
March 11, 2011 at $0.012 per share	2,012,500	$25,000	$-	$-	$25,000

Sale on July 20, 2011 of 8,050,000 units at
$10 per unit, (including 6,469,978 shares
subject to possible redemption)	8,050,000	80,500,000	-	-	80,500,000

Underwriters' discount and
offering expenses	-	(4,981,810)	-	-	(4,981,810)

Sale on July 20, 2011 of 4,166,667 private
placement warrants to the Sponsor at $0.75 per
warrant	-		3,125,000	-	3,125,000

Warrant liability recorded on July 20, 2011 (restated)		(6,037,500)	(3,125,000)		(9,162,500)

Proceeds subject to possible redemption
of 6,469,978 ordinary shares at redemption value	(6,469,978)	(64,505,681)	-	-	(64,505,681)

Change in proceeds subject to possible redemption	(89,472)	(6)	-	(892,029)	(892,035)
to 6,559,450 ordinary shares at redemption value

Net income attributable to ordinary shareholders not
subject to possible redemption	-	-	-	892,029	892,029

Balance at November 30, 2011, restated (Unaudited)	3,503,050	$5,000,003	$-	$-	$5,000,003

See accompanying notes to interim financial statements.

  BLUE WOLF MONGOLIA HOLDINGS CORP.

(A Corporation in the Development Stage)

INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Period from March 11, 2011 (date of inception) to November 30, 2011

As Restated

Cash Flows from Operating Activities:
Net income	$892,029
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(1,099,500)
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance and other current assets	(107,696)
Accrued expenses	22,004

Net cash used in operating activities	(293,163)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(80,237,500)
Interest reinvested in Trust Account	(2,264)
Net cash used in investing activities	(80,239,764)

Cash Flows from Financing Activities:
Proceeds from notes payable to affiliate	200,000
Payment of notes payable to affiliate	(200,000)
Proceeds from sale of ordinary shares to Sponsor	25,000
Proceeds from public offering	80,500,000
Proceeds from issuance of Sponsor Warrants	3,125,000
Payment of offering costs	(2,566,811)

Net cash provided by financing activities	81,083,189
Increase in cash and cash equivalents	550,262
Cash and cash equivalents at beginning of the period	-
Cash and cash equivalents at end of the period	$550,262

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriters' compensation	$2,415,000
Adjustment for warrant liability in connection with public offering	$9,162,500

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

Blue Wolf Mongolia Holdings Corp. is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended November 30, 2011, originally filed on January 13, 2012. This Amendment is being filed to restate our unaudited interim financial statements as of November 30, 2011 to correct the accounting for our outstanding warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our statement of operations. For additional information regarding this restatement, see “Note 4 - Restatement of Previously Issued Financial Statements”.

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

Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of ordinary shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”.  Diluted net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method.  For the periods presented, the effect of the 12,216,667 warrants (including 4,166,667 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted income/(loss) per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share.

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

Accordingly, at November 30, 2011, 6,559,450 of the 8,050,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $9.97 at November 30, 2011).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts .

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

Note 4. Restatement of Previously Issued Financial Statements

The Company has restated its financial statements as of November 30, 2011 to correct its accounting for outstanding warrants. The Company’s original accounting treatment did not recognize a derivative liability and did not recognize any changes in the fair value of that derivative liability in its statements of operations. In April 2013, the Company concluded it should correct its accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of the warrants, concluded that the warrants should be accounted for as a derivative liability. The warrants contain a price adjustment provision that in the event the Company completes a business combination subsequent to the initial business combination which results in the Company’s shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by a formula that causes the warrants to not be indexed to the Company’s own shares. As a result of this provision, the Company has restated its financial statements to reflect the Company’s warrants as a derivative liability with changes in the fair value recorded in the current period earnings.

The following tables summarize the adjustments made to the previously reported balance sheets, statements of operations and statements of cash flows:

November 30, 2011

Selected balance sheet information

	As Previously Reported	Effect of Restatement	As Restated

Warrant liability	$-	$8,063,000	$8,063,000
Total liabilities	2,437,004	8,063,000	10,500,004

Ordinary shares, subject to possible redemption	73,460,715	(8,063,000)	65,397,715

Ordinary shares	2,082,474	2,917,529	5,000,003
Additional paid-in capital	3,125,000	(3,125,000)	-
Deficit accumulated during the development stage	(207,471)	207,471	-
Total shareholders' equity	5,000,003	-	5,000,003

Total liabilities and shareholders' equity	$80,897,722	$-	$80,897,722

For the Three Months Ended November 30, 2011

Selected statement of operations information

	As Previously Reported	Effect of Restatement	As Restated

Other income / (expense):
Change in fair value of warrant liability	$-	$2,321,167	$2,321,167

Net income / (loss) attributable to ordinary shares
not subject to possible redemption	$(166,891)	$2,321,167	$2,154,276

Weighted average number of ordinary shares
outstanding, excluding shares subject to possible
redemption - basic and diluted	2,677,585	1,041,542	3,719,127

Net income/(loss) per ordinary share, excluding shares
subject to possible redemption - basic and diluted	$(0.06)	$0.64	$0.58

For the Period from March 11, 2011 (date of inception) to November 30, 2011

Selected statement of operations information

	As Previously Reported	Effect of Restatement	As Restated

Other income / (expense):
Change in fair value of warrant liability	$-	$1,099,500	$1,099,500

Net income / (loss) attributable to ordinary shares
not subject to possible redemption	$(207,471)	$1,099,500	$892,029

Weighted average number of ordinary shares
outstanding, excluding shares subject to possible
redemption - basic and diluted	2,348,248	506,682	2,854,930

Net income/(loss) per ordinary share, excluding shares
subject to possible redemption - basic and diluted	$(0.09)	$0.40	$0.31

Selected cash flow information

	As Previously Reported	Effect of Restatement	As Restated
Operating activities:
Net income (loss)	$(207,471)	$1,099,500	$892,029
Gain on change in fair value of warrant liability	$-	$(1,099,500)	$(1,099,500)

Supplemental disclosure of non-cash financing
activities:
Adjustment for warrant liability in connection
with the Public Offering	$-	$9,162,500	$9,162,500

Note 5. Warrant Liability

The Company sold 8,050,000 units in the Public Offering, which subsequently separated into one warrant at an initial exercise price of $12.00 and one ordinary share. The Sponsor also purchased 4,166,667 warrants in a private placement in connection with the Public Offering. The warrants expire five years after the date of the Company’s initial business combination. The warrants issued contain a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the “Applicable Event”). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company’s own shares. Management used the quoted market price for the valuation of the warrants to determine the warrant liability to be $8,063,000 as of November 30, 2011. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations.

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

Accounting  — The Company accounts for the warrants in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering has been estimated using the warrants’ quoted market price at each reporting date.

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

Accounting  — The Company accounts for the warrants in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with private placements of securities has been estimated using the warrants’ quoted market price at each reporting date.

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

Warrant Liability

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2).

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

Fair Value of Financial Assets and Liabilities as of November 30, 2011

		Quoted Prices	Significant Other	Significant Other
	Balances, at	in	Observable	Unobservable
	November 30,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$80,239,764	$80,239,764	$—	$—
Total	$80,239,764	$80,239,764	$—	$—
Liabilities:
Warrant liability	$8,063,000	$—	$8,063,000	$—
Total	$8,063,000	$—	$8,063,000	$—

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

Note 12. Shareholders’ Equity

Ordinary Shares  — The Company is authorized to issue an unlimited number of ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At November 30, 2011, there were 3,503,050 ordinary shares outstanding. Ordinary shares outstanding at November 30, 2011 excludes 6,559,450 ordinary shares subject to possible redemption.

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

 For the three months ended November 30, 2011, we had net income of $2,154,276 ($168,913 of expenses, $2,321,167 of gain from the change in fair value of the warrant liability and $2,022 of interest income). For the period from March 11, 2011 (date of inception) to November 30, 2011, we had net income of $892,029 ($209,735 of expenses, $1,099,500 of gain from the change in fair value of the warrant liability and $2,264 of interest income). See Notes 4 and 5 to the interim financial statements included in Item 1 of Part I of this amended report for further information about the warrant liability.

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

Accordingly, at November 30, 2011, 6,559,450 of the 8,050,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $9.97 at November 30, 2011).

Income/(loss) per ordinary share

income/(loss) per share is computed by dividing net income/(loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period.  The 12,216,667 warrants related to our Public Offering and the private placement of the Sponsor Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

