Form 10-K/A
period 2012-02-29
Blue Wolf Mongolia Holdings Corp.
filed 2013-05-14
CIK 1517526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K/A

(Amendment No. 1)

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

 For the fiscal year ended February 29, 2012

(203) 622-4903

( Registrant's telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No ☐

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, based on the closing price of the ordinary shares on the NASDAQ Capital Market on August 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), was $ 81,305,000 .

  On May 22, 2012, there were 10,062,500 shares of the issuer's ordinary shares, no par value outstanding, which is the only class of voting stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Blue Wolf Mongolia Holdings Corp. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend and restate its Annual Report on Form 10-K for the period ended February 29, 2012, originally filed on May 22, 2012 (the “Original Filing”). This Amendment is being filed to (i) amended the disclosure in Item 6. Selected Financial Data, (ii) amend the disclosure in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (iii) amend and restate the financial statements and footnotes in Item 8. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is being filed to restate our audited financial statements as of February 29, 2012 to correct the accounting for our outstanding warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our audited statement of operations. For additional information regarding this restatement, see “Note 3 – Restatement of Previously Issued Financial Statements” in the Notes to the Financial Statements contained in Item 8 of Part II.

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

•	Companies with the Ability to Participate in the Growth of Mongolia . According to figures published by the Mongolian government and certain Mongolian banks, and based on research conducted by our management, the Mongolian economy is growing rapidly, led by expansion of the mining sector across a variety of minerals, including coal, iron ore, copper, gold, and industrial metals. Accompanying the expansion of the mining sector is the rapid growth in transportation infrastructure and a variety of other sectors that supply and service companies involved in the extraction of minerals. We will seek businesses that are able to participate in this growing economy.

•	Companies with Strategies for Regional Expansion . Mongolia is geographically located next to China and shares a border with China’s northwestern provinces of Xinjiang, Gansu and Inner Mongolia. While the growth rate of China’s GDP in 2010 was just over 10% according to the CIA Fact Book, the GDP for certain of these provinces grew at a faster rate. For example, according to a report by Deutsche Bank Global Markets Research, the 2010 GDP for Inner Mongolia, the Chinese province with the longest contiguous border with China, was approximately 15%. Management believes that Mongolia and other countries in the Central Asian region will benefit from China’s growth environment and we will seek investment opportunities with the potential to benefit from expansion within the region.

•	Companies with Opportunity to Strengthen Management and Add Value . We will seek to acquire one or more businesses with a strong management team that provides a platform for us to further develop the acquired business’ management capabilities and leverage the experience of our officers, directors and members of our sponsor. We will place a strong emphasis on the quality of a business’ management, which we will assess as a result of direct contacts with the management as well as meetings with suppliers, customers and competitors. We believe that the operating expertise of our officers and directors is well suited to complement the target’s management team.

•	Businesses with Revenue and Earnings Growth Potential . We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through increased production capacity, expense reduction and synergistic follow-on acquisitions and increased operating leverage. We will also seek businesses with the prospect for increased product margins.

•	Companies with Potential for Positive Operating Cash Flow Generation . We will seek to acquire one or more businesses that either currently have, or have the potential to generate, positive operating cash flow, as defined by generally accepted accounting principles in the United States. We will focus on one or more businesses that have predictable revenue streams and definable working capital and capital expenditure requirements. We also may seek to prudently leverage this cash flow in order to enhance shareholder value.

•	Businesses with a Proven Business Model . We will seek to acquire one of more businesses that have demonstrated an ability to implement a successful business model in Mongolia. However, Mongolia is a developing economy and many businesses have only recently been established or may have not had sufficient time to prove their business model. As such, it may be challenging to find and acquire a business with a proven business model.

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

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the period from March 11, 2011 (date of inception) to February 29, 2012. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report. The Company’s accounting treatment on its Original Filing did not recognize the warrant liability and did not recognize changes in the fair value of that warrant liability in our audited statement of operations. This table reflects the changes resulting from the new accounting treatment.

March 11, 2011
(date of inception) to
February 29, 2012
Statement of Operations Data:
Operating expenses:
General and administrative expenses	$401,940
Loss from operations	(401,940)
Other income:
Interest income	4,287
Change in fair value of warrant liability	977,333
Net income attributable to ordinary shares not subject to possible redemption	$(579,680)

Net loss per ordinary share, excluding shares subject to possible redemption:
Basic and diluted	$0.19

Weighted average number of ordinary shares outstanding, excluding shares subject to possible redemption:
Basic and diluted	3,020,601

Balance Sheet Data:
Cash	$392,625
Investments held in Trust Account	80,241,787
Total assets	80,722,741
Ordinary shares subject to possible redemption (at redemption value): 6,528,120 shares at February 29, 2012	65,085,360
Total shareholders’ equity, net	5,000,010

Cash Flow Data:
Net cash used in operating activities	$(448,778)
Net cash used in investing activities	(80,241,787)
Net cash provided by financing activities	81,083,190

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business combination; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of this report; other risks identified in this report; additional risks and uncertainties that are discussed in the Company’s reports filed and to be filed with the Commission and available at the SEC’s website at www.sec.gov, and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Securities and Exchange Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

For the period from March 11, 2011 (date of inception) to February 29, 2012, we used cash of $448,778 in operating activities, which was principally attributable to expenses for the period of $401,940, an increase in accrued expenses of $37,204 and an increase in prepaid insurance of $88,329.

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

For the period March 11, 2011(date of inception) to February 29, 2012, we had a net income of $579,680 ($401,940 of expenses, $977,333 of gain from the change in fair value of the warranty liability and $4,287 of interest income).  See Notes 3 and 4 to the interim financial statements included in Item 8 of Part II of this amended report for further information about the warrant liability We incurred offering costs of approximately $4,980,000 (including $2,012,500 of underwriting fees paid at closing and $2,415,000 of deferred underwriting commissions), which were charged to shareholders’ equity upon the completion of the IPO. All of our funds in the trust account are invested in a fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

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

Accordingly, at February 29, 2012, 6,528,120 of the 8,050,000 public shares are classified outside of permanent equity at their redemption value.  The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $9.97 at February 29, 2012).

Income/(Loss) Per Ordinary Share

Net income/(loss) per share is computed by dividing net income/(loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. The 12,216,667 warrants related to our Public Offering and the private placement of the Sponsor Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

Item 8.    FINANCIAL STATEMENTS

The information required by this item may be found beginning on page F-1 following the signature pages of this Annual Report on Form 10-K/A and is incorporated herein by reference.

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

Audit Committee

The audit committee of the board of directors consists of Mr. Shapiro (chairman) and Mr. Ireland. Both of the members of the audit committee are independent under the NASDAQ Capital Market’s listing standards. We intend to appoint an additional independent director to the audit committee no later than July 14, 2012 pursuant to the phase-in provisions for initial public offerings. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K/A;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percentage
Blue Wolf MHC Ltd.	2,012,500	(2)	20.0%
Lee Kraus	2,012,500	(2)(3)	20.0%
Nicholas Edwards	2,012,500	(2)(3)	20.0%
Composite Capital, LLC	1,417,500	(3)	14.1%
John A. Shapiro	—	*
Arrowgrass Capital Partners (US) LP	704,200	(4)	7.0%
AQR Capital Management LLC	630,500	(5)	6.3%
Pine River Capital Management L.P.	581,400	(6)	5.8%
Fir Tree Inc.	560,000	(7)	5.6%
Highbridge International LLC	550,000	(8)	5.5%
George Ireland	525,000	(9)	8.7%
Geologic Resource Partners, LLC	525,000	(9)	8.7%

All directors and executive officers as a group (four individuals)	2,012,500		23.4%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following is Two Sound View Drive, Greenwich, Connecticut 06830.

(2)	These shares represent one hundred percent of our ordinary shares held by our sponsor. Each of Messrs. Kraus and Edwards are directors of our sponsor and share voting and dispositive power over shares held by our sponsor. Each director of our sponsor disclaims beneficial ownership of these shares except to the extent of his or its pecuniary interest therein.

(3)	Messrs. Kraus and Edwards each own 50% of the membership interests of Composite Capital, LLC, which through its ownership of our sponsor, owns 1,417,500 ordinary shares indirectly through our sponsor . Each of Messrs. Kraus and Edwards disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(4)	Pursuant to a Schedule 13G filed with the SEC on February 1, 2012, Arrowgrass Capital Partners (US) LP (“Arrowgrass LP”) serves as the investment manager to Arrowgrass Master Fund, Ltd. with respect to the shares and Arrowgrass Capital Services (US) Inc. (“Arrowgrass Inc”) serves as the general partner of Arrowgrass LP. Arrowgrass LP and Arrowgrass Inc. share the power to vote and direct the disposition of the indicated shares and their address is 1330 Avenue of the Americas, 32 nd Floor, New York, NY 10019. Sean Flynn serves as director to both Arrowgrass LP and Arrowgrass Inc.

(5)	Pursuant to a Schedule 13G filed with the SEC by AQR Capital Management LLC on February 14, 2012, AQR Capital Management LLC serves as the investment manager to the AQR Diversified Arbitrage Fund which holds 5.2% of the ordinary shares. Abdon Bolivar serves as the chief compliance officer for AQR Capital Management LLC, whose principal business address is Two Greenwich Plaza, 3 rd Floor, Greenwich, CT 06830.

(6)	Pursuant to an amended Schedule 13G filed with the SEC by Pine River Capital Management LP (“PRCM”) on February 14, 2012, PRCM and Brian Taylor, its sole member, share dispositive and voting power as to 581,400 ordinary shares and Pine River Master Fund Ltd. shares dispositive and voting power with PRCM and Brian Taylor as to 523,260 ordinary shares. The address of each of such persons is c/o PRCM, 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

(7)	Pursuant to a Schedule 13G filed with the SEC by Fir Tree, Inc. (“Fir Tree”) on July 25, 2011, Fir Tree Value Master Fund, L.P. (“Fir Tree Value”) is the beneficial owner of 475,580 ordinary shares. Fir Tree Capital Opportunity Master Fund, L.P. (“Fir Tree Capital”) is the beneficial owner of 84,420 ordinary shares. Fir Tree may be deemed to beneficially own the ordinary shares held by Fir Tree Value and Fir Tree Capital as a result of being the investment manager of each of Fir Tree Value and Fir Tree Capital. Fir Tree Value beneficially owns 475,580 ordinary shares. Fir Tree Capital beneficially owns 84,420 ordinary shares. Fir Tree Value may direct the vote and disposition of 475,580 ordinary shares. Fir Tree Capital may direct the vote and disposition of 84,420 ordinary shares. Fir Tree has been granted investment discretion over the ordinary shares held by Fir Tree Value and Fir Tree Capital, and thus, has the shared power to direct the vote and disposition of 560,000 ordinary shares. Jeffrey Tannenbaum serves as President of Fir Tree. The address for Fir Tree is 505 Fifth Avenue, 23 rd Floor, New York, NY 10017. The address for Fir Tree Value and Fir Tree Capital is c/o Citco Fund Services (Cayman Islands) Limited, 89 Nexus Way, Camana Bay, Box 31106, Grand Cayman KY1-1205, Cayman Islands.

(8)	Pursuant to a Schedule 13G filed with the SEC by Highbridge International LLC (“Highbridge International”) on July 25, 2011, Highbridge International is the beneficial owner of 550,000 ordinary shares. Each of Highbridge Capital Management LLC (“Highbridge LLC”) and Glenn Dubin may be deemed the beneficial owner of the 550,000 shares held by Highbridge International and each disclaims beneficial ownership of such shares. Highbridge LLC is the trading manager of Highbridge International and Glenn Dubin is the Chief Executive Officer of Highbridge LLC. The address for Highbridge International is c/o Harmonic Fund Services, 27 Hospital Road, Grand Cayman, Cayman Islands, British West Indies and the address for Highbridge LLC and Glenn Dubin is c/o Highbridge LLC, 40 West 57 th Street, 33 rd Floor, New York, NY 10019.

(9)	These shares represent an indirect interest in the ordinary shares held by our sponsor. Mr. Ireland controls Geologic Resource Partners, LLC and has voting and investment control over these shares.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended February 29, 2012 .

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

As discussed in Note 3 to the financial statements, the accompanying financial statements have been restated to correct a misstatement.

/s/ Rothstein Kass

Roseland, New Jersey

May 21, 2012, except for Note 3, which is May 9, 2013

BLUE WOLF MONGOLIA HOLDINGS CORP.

(A Corporation in the Development Stage)

BALANCE SHEET

February 29, 2012

As Restated

ASSETS
Current assets:
Cash	$392,625
Prepaid insurance and other current assets	88,329
Total current assets	480,954

Investments held in Trust Account	80,241,787

Total assets	$80,722,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$37,204

Other liabilities:
Deferred underwriters' compensation	2,415,000
Warrant liability	8,185,167

Total liabilities	10,637,371

Commitments and contingencies

Ordinary shares subject to possible redemption; 6,528,120 shares (at redemption value)	65,085,360

Shareholders' equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 3,534,380 issued and outstanding (which excludes 6,528,120 shares subject to possible redemption)	5,000,010
Additional paid-in capital	-
Deficit accumulated during the development stage	-

Total shareholders' equity	5,000,010

Total liabilities and shareholders' equity	$80,722,741

See accompanying notes to financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

STATEMENT OF OPERATIONS

For the Period March 11, 2011 (date of inception) to February 29, 2012

As Restated

Revenue	$-
General and administrative expenses	401,940
Loss from operations	(401,940)
Other income (expense)
Interest income	4,287
Change in fair value of warrant liability	977,333
Net income attributable to ordinary shares not subject to possible redemption	$579,680

Weighted average number of ordinary shares outstanding, excluding shares subject to possible redemption basic and diluted	3,020,601

Net income per ordinary share, excluding shares subject to possible redemption - basic and diluted	$0.19

See accompanying notes to financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period March 11, 2011 (date of inception) to February 29, 2012
As Restated

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares		Paid-in	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity

Sale of ordinary shares to Sponsor on March 11, 2011 at $0.012 per share	2,012,500	$25,000	$-	$-	$25,000

Sale on July 20, 2011 of 8,050,000 units at $10 per unit, (including 6,469,978 shares subject to possible redemption)	8,050,000	80,500,000	-	-	80,500,000

Underwriters' discount and offering expenses	-	(4,981,810)	-	-	(4,981,810)

Sale on July 20, 2011 of 4,166,667 private placement warrants to the Sponsor at $0.75 per warrant	-		3,125,000	-	3,125,000

Warrant liability recorded on July 20, 2011		(6,037,500)	(3,125,000)		(9,162,500)

Proceeds subject to possible redemption of 6,469,978 ordinary shares at redemption value	(6,469,978)	(64,505,681)	-	-	(64,505,681)

Change in proceeds subject to possible redemption to 6,528,120 ordinary shares at redemption value	(58,142)	1	-	(579,680)	(579,679)

Net income attributable to ordinary shares not subject to possible redemption	-	-	-	579,680	579,680

Balances at February 29, 2012, restated (audited)	3,534,380	$5,000,010	$-	$-	$5,000,010

See accompanying notes to financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

STATEMENT OF CASH FLOWS

For the Period March 11, 2011 (date of inception) to February 29, 2012

As Restated

Cash Flows from Operating Activities
Net income	$579,680
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(977,333)
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance and other current assets	(88,329)
Accrued expenses	37,204

Net cash used in operating activities	(448,778)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(80,237,500)
Interest reinvested in Trust Account	(4,287)

Net cash used in investing activities	(80,241,787)

Cash Flows from Financing Activities
Proceeds from notes payable to affiliate	200,000
Payment of notes payable to affiliate	(200,000)
Proceeds from sale of ordinary shares to Sponsor	25,000
Proceeds from public offering	80,500,000
Proceeds from issuance of Sponsor Warrants	3,125,000
Payment of offering costs	(2,566,810)

Net cash provided by financing activities	81,083,190

Increase in cash and cash equivalents	392,625
Cash and cash equivalents at beginning of the period	-
Cash and cash equivalents at end of the period	$392,625

Supplemental Schedule of Non-Cash Financing Activities
Deferred underwriters' compensation	$2,415,000
Adjustment for warrant liability in connection with public offering	$9,162,500

See accompanying notes to financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Business Operations

Restatement

Blue Wolf Mongolia Holdings Corp. is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend and restate its Annual Report on Form 10-K for the period ended February 29, 2012, originally filed on May 22, 2012. This Amendment is being filed to restate our audited financial statements as of February 29, 2012 to correct the accounting for our outstanding warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our audited statement of operations. For additional information regarding this restatement, see Note 3 – Restatement of Previously Issued Financial Statements.

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 5) was declared effective July 14, 2011. On July 20, 2011, simultaneously with the closing of the Public Offering, the Sponsor purchased $3,125,000 of warrants in a private placement (Note 6).

Upon the closing of the Public Offering and the private placement, $80,237,500 was placed in the Trust Account (discussed below).

Trust Account

The trust account (the “Trust Account”) may only be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act and which invest solely in U.S. Treasuries. The funds in the Trust Account are held in the name of Blue Wolf Mongolia Holdings Corp. (see Note 8).

Except for a portion of the interest income (net of taxes payable) that may be released to the Company to pay any taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the Company’s Public Shares (as defined in Note 5) if the Company seeks shareholder approval of its Initial Business Combination, as discussed below, none of the funds will be released from the Trust Account until the earlier of: (i) the consummation of an Initial Business Combination no later than April 20, 2013, (ii) a redemption to public shareholders prior to any voluntary winding-up in the event the Company does not consummate an Initial Business Combination or (iii) pursuant to any liquidation.

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

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units offered in the Public Offering discussed in Note 5).

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

Net Income/(Loss) Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”.  Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method.  For the period from March 11, 2011 (date of inception) to February 29, 2012, the effect of the 12,216,667 warrants (including 4,166,667 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share.

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

Accordingly, at February 29, 2012, 6,528,120 of the 8,050,000 Public Shares were classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable plus amounts released for working capital. (approximately $9.97 at February 29, 2012).

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

Warranty Liability

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

Note 3. Restatement of Previously Issued Financial Statements

The Company has restated its financial statements as of February 29, 2012 to correct its accounting for an adjustment related to its outstanding warrants. The Company’s original accounting treatment did not recognize a derivative liability and did not recognize any changes in the fair value of that derivative liability in its statements of operations. In April 2013, the Company concluded it should correct its accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of the warrants, concluded that the warrants should be accounted for as a derivative liability. The warrants contain a price adjustment provision that in the event the Company completes a business combination subsequent to the initial business combination which results in the Company’s shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by a formula that causes the warrants to not be indexed to the Company’s own shares. As a result of this provision, the Company has restated its financial statements to reflect the Company’s warrants as a derivative liability with changes in the fair value recorded in the current period earnings.

The following tables summarize the adjustments made to the previously reported balance sheet, statement of operations and statement of cash flows:

February 29, 2012

Selected balance sheet information

	As Previously Reported	Effect of Restatement	As Restated

Warrant liability	$-	$8,185,167	$8,185,167
Total liabilities	2,452,204	8,185,167	10,637,371

Ordinary shares, subject to possible redemption	73,270,527	(8,185,167)	65,085,360

Ordinary shares	2,272,663	2,727,347	5,000,010
Additional paid-in capital	3,125,000	(3,125,000)	-
Deficit accumulated during the development stage	(397,653)	397,653	-
Total shareholders' equity	5,000,010	-	5,000,010

Total liabilities and shareholders' equity	$80,722,741	$-	$80,722,741

For the Period from March 11, 2011 (date of inception) to February 29, 2012

Selected statement of operations information

	As Previously Reported	Effect of Restatement	As Restated

Other income / (expense):
Change in fair value of warrant liability	$-	$977,333	$977,333

Net income / (loss) attributable to ordinary shares not subject to possible redemption	$(397,653)	$977,333	$579,680

Weighted average number of ordinary shares outstanding, excluding shares subject to possible redemption - basic and diluted	7,100,281	(4,079,680)	3,020,601

Net loss per ordinary share, excluding shares subject to possible redemption - basic and diluted	$(0.06)	$0.25	$0.19

Selected cash flow information

	As Previously Reported	Effect of Restatement	As Restated
Operating activities:
Net income (loss)	$(397,653)	$977,333	$579,680
Gain on change in fair value of warrant liability	$-	$(977,333)	$(977,333)

Supplemental disclosure of non-cash financing activities:
Adjustment for warrant liability in connection with the Public Offering	$-	$9,162,500	$9,162,500

Note 4. Warrant Liability

The Company sold 8,050,000 units in the Public Offering, which subsequently separated into one warrant at an initial exercise price of $12.00 and one ordinary share. The Sponsor also purchased 4,166,667 warrants in a private placement in connection with the Public Offering. The warrants expire five years after the date of the Company’s initial business combination. The warrants issued contain a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the “Applicable Event”). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company’s own shares. Management used the quoted market price for the valuation of the warrants to determine the warrant liability to be $8,185,167 as of February 29, 2012. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations.

Note 5. Public Offering

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

Note 6. Related Party Transactions

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

Accounting  — The Company accounts for the warrants in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with private placements of securities has been estimated using the market price of the warrants at each reporting date.

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

Note 7. Other Related Party Transactions

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

Note 8. Trust Account

A total of $80,237,500, which includes $77,112,500 of the net proceeds from the Public Offering and $3,125,000 from the private placement, has been placed in the Trust Account. The trust proceeds are invested in a money market fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Note 9. Fair Value Measurement

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

Fair Value of Financial Assets and Liabilities as of February 29, 2012

		Quoted Prices	Significant Other	Significant Other
	Balances, at	in	Observable	Unobservable
	February 29,	Active Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments held in Trust Account	$80,241,787	$80,241,787	$—	$—
Total	$80,241,787	$80,241,787	$—	$—

Liabilities:
Warrant liability	$8,185,167	$—	$8,185,167	$—
Total	$8,185,167	$—	$8,185,167	$—

Note10. Commitments and Contingencies

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

Note 11. Shareholders’ Equity

Ordinary Shares  — The Company is authorized to issue an unlimited number of ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At February 29, 2012, there were 3,534,380 ordinary shares outstanding. Ordinary shares outstanding at February 29, 2012 excludes 6,528,120 ordinary shares subject to possible redemption

Preferred Shares  — The Company is authorized to issue an unlimited number of preferred shares in five different classes with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At February 29, 2012, there were no preferred shares issued.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE WOLF MONGOLIA HOLDINGS CORP.

	By:	/s/ Lee Kraus
Name: Lee Kraus
Title: Chairman of the Board and Chief
Executive Officer
Date: May 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lee Kraus
Lee Kraus	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 14, 2013
/s/ Nicholas Edwards
Nicholas Edwards	President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2013
/s/ John A. Shapiro
John A. Shapiro	Director	May 14, 2013

/s/ George Ireland
George Ireland	Director	May 14, 2013

67