Form 10-Q/A
period 2012-05-31
Blue Wolf Mongolia Holdings Corp.
filed 2013-05-14
CIK 1517526

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

Explanatory Note

Blue Wolf Mongolia Holdings Corp. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended May 31, 2012, originally filed on July 11, 2012 (the “Original Filing”). This Amendment is being filed to (i) amend the disclosure in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) amend and restate the interim financial statements and footnotes in Item 1. Financial Statements. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is being filed to restate our unaudited interim financial statements as of May 31, 2012 to correct the accounting for our outstanding warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our statement of operations. For additional information regarding this restatement, see “Note 4 – Restatement of Previously Issued Financial Statements” in the Notes to the Financial Statements contained in Item 1.

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

BLUE WOLF MONGOLIA HOLDINGS CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Interim Balance Sheets	3
Interim Statements of Operations	4
Interim Statements of Changes in Shareholders’ Equity	5
Interim Statements of Cash Flows	6
Notes to Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

Overview	17
Results of Operations	17
Liquidity and Capital Resources	17
Critical Accounting Policies	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4. CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION	19

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 1A. RISK FACTORS	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. MINE SAFETY DISCLOSURES	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS	21
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM BALANCE SHEETS

	May 31, 2012	February 29, 2012
	(Unaudited)	(Audited)
ASSETS	As Restated
Current assets:
Cash	$271,181	$392,625
Prepaid insurance and other current assets	68,348	88,329
Total current assets	339,529	480,954

Investments held in Trust Account	80,243,766	80,241,787

Total assets	$80,583,295	$80,722,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$35,780	$37,204

Other liabilities:
Deferred underwriters' compensation	2,415,000	2,415,000
Warrant liability	7,940,834	8,185,167
Total liabilities	10,391,614	10,637,371

Commitments and contingencies

Ordinary shares subject to possible redemption; 6,538,784 shares and 6,528,120 shares, respectively (at redemption value)	65,191,678	65,085,360

Shareholders' equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 3,523,716 and 3,534,380 issued and outstanding (which excludes 6,538,784 and 6,528,120 shares subject to possible redemption, respectively)	5,000,003	5,000,010
Additional paid-in capital	-	-
Deficit accumulated during the development stage	-	-

Total shareholders' equity	5,000,003	5,000,010

Total liabilities and shareholders' equity	$80,583,295	$80,722,741

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.

(A Corporation in the Development Stage)

INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

		For the Period from	For the Period from
	Three Months	March 11, 2011	March 11, 2011
	Ended	(date of inception) to	(date of inception) to
	May 31, 2012	May 31, 2011	May 31, 2012
	As Restated		As Restated
Revenue	$-	$-	$-
General and administrative expenses	140,001	5,000	541,942
Loss from operations	(140,001)	(5,000)	(541,942)
Other income (loss)
Interest income	1,979	-	6,267
Change in fair value of warrant liability	244,333	-	1,221,667
Net income (loss) attributable to ordinary shares not subject to possible redemption	$106,311	$(5,000)	$685,992

Weighted average number of ordinary shares outstanding, excluding shares subject to possible redemption basic and diluted	3,534,380	2,012,500	3,126,109

Net income per ordinary share, excluding shares subject to possible redemption - basic and diluted	$0.03	$(0.00)	$0.22

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from March 11, 2011 (date of inception) to May 31, 2012

As Restated

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares		Paid-in	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity

Sale of ordinary shares to Sponsor on March 11, 2011 at $0.012 per share	2,012,500	$25,000	$-	$-	$25,000

Sale on July 20, 2011 of 8,050,000 units at $10 per unit, (including 6,469,978 shares subject to possible redemption)	8,050,000	80,500,000	-	-	80,500,000

Underwriters' discount and offering expenses	-	(4,981,810)	-	-	(4,981,810)

Sale on July 20, 2011 of 4,166,667 private placement warrants to the Sponsor at $0.75 per warrant	-		3,125,000	-	3,125,000

Warrant liability recorded on July 20, 2011		(6,037,500)	(3,125,000)		(9,162,500)

Proceeds subject to possible redemption of 6,469,978 ordinary shares at redemption value	(6,469,978)	(64,505,681)	-	-	(64,505,681)

Change in proceeds subject to possible redemption to 6,528,120 ordinary shares at redemption value	(58,142)	1	-	(579,680)	(579,679)

Net loss attributable to ordinary shares not subject to possible redemption	-	-	-	579,680	579,680

Balances at February 29, 2012 (audited)	3,534,380	5,000,010	-	-	5,000,010

Change in proceeds subject to possible redemption of 6,538,784 ordinary shares at redemption value	(10,664)	(7)	-	(106,311)	(106,318)

Net loss attributable to ordinary shares not subject to possible redemption	-	-	-	106,311	106,311

Balances at May 31, 2012, restated (unaudited)	3,523,716	$5,000,003	$-	$-	$5,000,003

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.
(A Corporation in the Development Stage)

INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Period from	For the Period from
	Three Months	March 11, 2011	March 11, 2011
	Ended	(date of inception) to	(date of inception) to
	May 31, 2012	May 31, 2011	May 31, 2012
	As Restated		As Restated
Cash Flows from Operating Activities
Net income (loss)	$106,311	$(5,000)	$685,992
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(244,333)	-	(1,221,667)
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance and other current assets	19,981	(8,550)	(68,348)
Accrued expenses	(1,424)	5,000	35,780

Net cash used in operating activities	(119,465)	(8,550)	(568,243)

Cash Flows from Investing Activities
Principal deposited in Trust Account	-	-	(80,237,500)
Interest reinvested in Trust Account	(1,979)	-	(6,266)

Net cash used in investing activities	(1,979)	-	(80,243,766)

Cash Flows from Financing Activities
Proceeds from notes payable to affiliate	-	200,000	200,000
Payment of notes payable to affiliate	-	-	(200,000)
Proceeds from sale of ordinary shares to Sponsor	-	25,000	25,000
Proceeds from public offering	-	-	80,500,000
Proceeds from issuance of Sponsor Warrants	-	-	3,125,000
Payment of offering costs	-	(127,408)	(2,566,810)

Net cash provided by financing activities	-	97,592	81,083,190

Increase (decrease) in cash and cash equivalents	(121,444)	89,042	271,181
Cash and cash equivalents at beginning of the period	392,625	-	-
Cash and cash equivalents at end of the period	$271,181	$89,042	$271,181

Supplemental Schedule of Non-Cash Financing Activities
Deferred underwriters' compensation			$2,415,000
Deferred offering costs included in accrued offering costs		$21,500
Adjustment for warrant liability in connection with public offering			$9,162,500

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

Blue Wolf Mongolia Holdings Corp. is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended May 31, 2012, originally filed on July 11, 2012. This Amendment is being filed to restate our unaudited interim financial statements as of May 31, 2012 to correct the accounting for our outstanding warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our statement of operations. For additional information regarding this restatement, see “Note 4 - Restatement of Previously Issued Financial Statements”.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 14, 2013.

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 6) was declared effective on July 14, 2011. On July 20, 2011, simultaneously with the closing of the Public Offering, the Sponsor purchased $3,125,000 of warrants in a private placement (Note 7).

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

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units offered in the Public Offering discussed in Note 6).

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

Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of ordinary shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”.  Diluted net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method.  For the three months ended May 31, 2012, the effect of the 12,216,667 warrants (including 4,166,667 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted income/(loss) per ordinary share because their effect would be anti-dilutive. As a result, dilutive income/(loss) per ordinary share is equal to basic income/(loss) per ordinary share.

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

Accordingly, at May 31, 2012 and February 29, 2012, 6,538,784 and 6,528,120, respectively, of the 8,050,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $9.97 at May 31, 2012 and February 29, 2012).

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

Note 4. Restatement of Previously Issued Financial Statements

The Company has restated its financial statements as of May 31, 2012 to correct its accounting for an adjustment related to its outstanding warrants. The Company’s original accounting treatment did not recognize a derivative liability and did not recognize any changes in the fair value of that derivative liability in its statements of operations. In April 2013, the Company concluded it should correct its accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of the warrants, concluded that the warrants should be accounted for as a derivative liability. The warrants contain a price adjustment provision that in the event the Company completes a business combination subsequent to the initial business combination which results in the Company’s shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by a formula that causes the warrants to not be indexed to the Company’s own shares. As a result of this provision, the Company has restated its financial statements to reflect the Company’s warrants as a derivative liability with changes in the fair value recorded in the current period earnings.

The following tables summarize the adjustments made to the previously reported balance sheet, statements of operations and statements of cash flows:

May 31, 2012

Selected balance sheet information

	As Previously Reported	Effect of Restatement	As Restated

Warrant liability	$-	$7,940,834	$7,940,834
Total liabilities	2,450,780	7,940,834	10,391,614

Ordinary shares, subject to possible redemption	73,132,512	(7,940,834)	65,191,678

Ordinary shares	2,410,678	2,589,325	5,000,003
Additional paid-in capital	3,125,000	(3,125,000)	-
Deficit accumulated during the development stage	(535,675)	535,675	-
Total shareholders' equity	5,000,003	-	5,000,003

Total liabilities and shareholders' equity	$80,583,295	$-	$80,583,295

For the Three Months Ended May 31, 2012

Selected statement of operations information

	As Previously Reported	Effect of Restatement	As Restated

Other income / (expense):
Change in fair value of warrant liability	$-	$244,333	$244,333

Net income / (loss) attributable to ordinary shares not subject to possible redemption	$(138,022)	$244,333	$106,311

Weighted average number of ordinary shares outstanding, excluding shares subject to possible redemption - basic and diluted	10,062,500	(6,528,120)	3,534,380

Net income / (loss) per ordinary share, excluding shares subject to possible redemption - basic and diluted	$(0.01)	$0.04	$0.03

Selected cash flow information

	As Previously Reported	Effect of Restatement	As Restated
Operating activities:
Net income (loss)	$(138,022)	$244,333	$106,311
Gain on change in fair value of warrant liability	$-	$(244,333)	$(244,333)

For the Period from March 11, 2011 (date of inception) to May 31, 2012

Selected statement of operations information

	As Previously Reported	Effect of Restatement	As Restated

Other income / (expense):
Change in fair value of warrant liability	$-	$1,221,667	$1,221,667

Net income / (loss) attributable to ordinary shares not subject to possible redemption	$(535,675)	$1,221,667	$685,992

Weighted average number of ordinary shares outstanding, excluding shares subject to possible redemption - basic and diluted	7,708,594	(4,582,485)	3,126,109

Net income / (loss) per ordinary share, excluding shares subject to possible redemption - basic and diluted	$(0.07)	$0.29	$0.22

Selected cash flow information

	As Previously Reported	Effect of Restatement	As Restated
Operating activities:
Net income (loss)	$(535,675)	$1,221,667	$685,992
Gain on change in fair value of warrant liability	$-	$(1,221,667)	$(1,221,667)

Supplemental disclosure of non-cash financing activities:
Adjustment for warrant liability in connection with the Public Offering	$-	$9,162,500	$9,162,500

Note 5. Warrant Liability

The Company sold 8,050,000 units in the Public Offering, which subsequently separated into one warrant at an initial exercise price of $12.00 and one ordinary share. The Sponsor also purchased 4,166,667 warrants in a private placement in connection with the Public Offering. The warrants expire five years after the date of the Company’s initial business combination. The warrants issued contain a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the “Applicable Event”). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company’s own shares. Management used the quoted market price for the valuation of the warrants to determine the warrant liability to be $7,940,834 and 8,185,167 as of May 31, 2012 and February 29, 2012, respectively. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations.

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

There were no transfers between Level 1, 2 or 3 during any periods presented. There are no assets written down to fair value on non-recurring basis.

The following tables presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2012 and February 29, 2012, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets and Liabilities as of May 31, 2012

		Quoted Prices	Significant Other	Significant Other
	Balances, at	in	Observable	Unobservable
	May 31,	Active Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments held in Trust Account	$80,243,766	$80,243,766	$—	$—
Total	$80,243,766	$80,243,766	$—	$—

Liabilities:
Warrant liability	$7,940,834	$—	$7,940,834	$—
Total	$7,940,834	$—	$7,940,834	$—

Fair Value of Financial Assets and Liabilities as of February 29, 2012

		Quoted Prices	Significant Other	Significant Other
	Balances, at	in	Observable	Unobservable
	February 29,	Active Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments held in Trust Account	$80,241,787	$80,241,787	$—	$—
Total	$80,241,787	$80,241,787	$—	$—

Liabilities:
Warrant liability	$8,185,167	$—	$8,185,167	$—
Total	$8,185,167	$—	$8,185,167	$—

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

Note 12. Shareholders’ Equity

Ordinary Shares  — The Company is authorized to issue an unlimited number of ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At May 31, 2012 and February 29, 2012, there were 3,523,716 and 3,534,380 ordinary shares outstanding, respectively. Ordinary shares outstanding at May 31, 2012 and February 29, 2012 excludes 6,538,784 and 6,528,120 ordinary shares, respectively, subject to possible redemption.

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

For the three months ended May 31. 2012, we had net income of $106,311 ($140,001 of expenses, $244,333 of gain from the change in the fair value of the warrant liability and $1,979 of interest income). For the period from March 11, 2011 (date of inception) to May 31, 2012, we had net income of $685,992 ($541,942 of expenses, $1,221,667 of gain from the change in the fair value of the warrant liability and $6,267 of interest income). See Notes 4 and 5 to the interim financial statements included in Item 1 of Part I of this amended report for further information about the warrant liability.

Liquidity and Capital Resources

On July 20, 2011, we consummated our Public Offering of 8,050,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 4,166,667 warrants (the “Sponsor Warrants”) to Blue Wolf MHC Ltd. (our “Sponsor”) for $3,125,000. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of $80,237,500 (including the deferred portion of the underwriting commission of $2.415 million) net of the non-deferred portion of the underwriting commissions of approximately $2.013 million and other offering costs of approximately $665,000 and cash deposited outside of our trust account. For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 6 of the unaudited interim financial statements included in Part I, Item 1 of this report. As of May 31, 2012, we had cash of $271,181. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with up to $800,000 of additional working capital we may need to identify one or more target businesses, conduct due diligence and complete our initial business combination, as well as to pay any taxes that we may owe. As described elsewhere in this Report, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act .. The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close our Initial Business Combination. If we are required to seek additional capital, we would need to borrow funds from our Sponsor or management team to operate or may be forced to liquidate. Neither our Sponsor nor our management team is under any obligation to advance funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 payable t o Blue Wolf MHC Ltd., our Sponsor, for office space, utilities, secretarial and administrative services.

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

Accordingly, at May 31, 2012 and February 29, 2012, 6,538,784 and 6,528,120, respectively, of the 8,050,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $9.97 at May 31, 2012 and February 29, 2012).

Net income/(loss) per ordinary share

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

