Form 10-Q/A
period 2012-08-31
Blue Wolf Mongolia Holdings Corp.
filed 2013-05-14
CIK 1517526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

 Explanatory Note

Blue Wolf Mongolia Holdings Corp. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended August 31, 2012, originally filed on October 15, 2012 (the “Original Filing”). This Amendment is being filed to (i) amend the disclosure in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) amend and restate the interim financial statements and footnotes in Item 1. Financial Statements. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is being filed to restate our unaudited interim financial statements as of August 31, 2012 to correct the accounting for adjustment made on our warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our statement of operations. For additional information regarding this restatement, see “Note 4 – Restatement of Previously Issued Financial Statements” in the Notes to the Financial Statements contained in Item 1.

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
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE WOLF MONGOLIA HOLDINGS CORP.

(A Corporation in the Development Stage)

INTERIM BALANCE SHEETS

	August 31, 2012	February 29, 2012
	(Unaudited)	(Audited)
	As Restated
ASSETS
Current assets:
Cash	$173,761	$392,625
Prepaid insurance and other current assets	49,285	88,329
Total current assets	223,046	480,954

Investments held in Trust Account	80,245,789	80,241,787

Total assets	$80,468,835	$80,722,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$32,029	$37,204

Other liabilities:
Deferred underwriters' compensation	2,415,000	2,415,000
Warrant liability	5,131,000	8,185,167
Total liabilities	7,578,029	10,637,371

Commitments and contingencies

Ordinary shares subject to possible redemption; 6,809,509 shares
and 6,528,120 shares, respectively (at redemption value)	67,890,805	65,085,360

Shareholders' equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 3,252,991 and 3,534,380 issued and outstanding
(which excludes 6,809,509 and 6,528,120 shares subject to possible redemption, respectively)	5,000,001	5,000,010
Additional paid-in capital	-	-
Deficit accumulated during the development stage	-	-

Total shareholders' equity	5,000,001	5,000,010

Total liabilities and shareholders' equity	$80,468,835	$80,722,741

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.

(A Corporation in the Development Stage)

INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

				For the Period from	For the Period from
			Six Months	March 11, 2011	March 11, 2011
	Three Months Ended		Ended	(date of inception) to	(date of inception) to
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011	August 31, 2012
	As Restated		As Restated		As Restated
Revenue	$-	$-	$-	$-	$-
General and administrative expenses	112,732	35,822	252,733	40,822	654,673
Loss from operations	(112,732)	(35,822)	(252,733)	(40,822)	(654,673)
Other income / (expense)
Interest income	2,023	242	4,002	242	8,289
Change in fair value of warrant liability	2,809,833	(1,221,667)	3,054,167	(1,221,667)	4,031,500
Net income (loss) attributable to ordinary shares
not subject to possible redemption	$2,699,124	$(1,257,247)	$2,805,436	$(1,262,247)	$3,385,116

Weighted average number of ordinary shares outstanding,
excluding shares subject to possible redemption,
basic and diluted	3,523,716	2,750,989	3,529,048	2,402,965	3,196,850

Net income (loss) per ordinary share,
excluding shares subject to possible redemption,
basic and diluted	$0.77	$(0.46)	$0.79	$(0.53)	$1.06

See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.

(A Corporation in the Development Stage)

INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from March 11, 2011 (date of inception) to August 31, 2012

As Restated

				Deficit
				Accumulated
			Additional	During the	Total
	Ordinary Shares		Paid-in	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity
Sale of ordinary shares to Sponsor on
March 11, 2011 at $0.012 per share	2,012,500	$25,000	$-	$-	$25,000

Sale on July 20, 2011 of 8,050,000 units at
$10 per unit, (including 6,469,978 shares
subject to possible redemption)	8,050,000	80,500,000	-	-	80,500,000

Underwriters' discount and
offering expenses	-	(4,981,810)	-	-	(4,981,810)

Sale on July 20, 2011 of 4,166,667 private
placement warrants to the Sponsor at $0.75 per
warrant	-		3,125,000	-	3,125,000

Warrant liability recorded on July 20, 2011		(6,037,500)	(3,125,000)		(9,162,500)

Proceeds subject to possible redemption
of 6,469,978 ordinary shares at redemption value	(6,469,978)	(64,505,681)	-	-	(64,505,681)

Change in proceeds subject to possible redemption	(58,142)	1		(579,680)	(579,679)
to 6,528,120 ordinary shares at redemption value

Net loss attributable to ordinary shares not
subject to possible redemption	-	-	-	579,680	579,680

Balances at February 29, 2012 (audited)	3,534,380	5,000,010	-	-	5,000,010

Change in proceeds subject to possible redemption
of 6,809,509 ordinary shares at redemption value	(281,389)	(9)	-	(2,805,436)	(2,805,445)

Net income attributable to ordinary shares not
subject to possible redemption	-	-	-	2,805,436	2,805,436

Balances at August 31, 2012, restated (unaudited)	3,252,991	$5,000,001	$-	$-	$5,000,001

 See accompanying notes to interim financial statements.

BLUE WOLF MONGOLIA HOLDINGS CORP.

(A Corporation in the Development Stage)

INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Period from	For the Period from
	Six Months	March 11, 2011	March 11, 2011
	Ended	(date of inception) to	(date of inception) to
	August 31, 2012	August 31, 2011	August 31, 2012
	As Restated		As Restated
Cash Flows from Operating Activities
Net income (loss)	$2,805,436	$(1,262,247)	$3,385,116
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(3,054,167)	1,221,667	(4,031,500)
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance and other current assets	39,044	(135,975)	(49,285)
Accrued expenses	(5,175)	22,369	32,029

Net cash used in operating activities	(214,862)	(154,186)	(663,640)

Cash Flows from Investing Activities
Principal deposited in Trust Account	-	(80,237,500)	(80,237,500)
Interest reinvested in Trust Account	(4,002)	(242)	(8,289)

Net cash used in investing activities	(4,002)	(80,237,742)	(80,245,789)

Cash Flows from Financing Activities
Proceeds from notes payable to affiliate	-	200,000	200,000
Payment of notes payable to affiliate	-	(200,000)	(200,000)
Proceeds from sale of ordinary shares to Sponsor	-	25,000	25,000
Proceeds from public offering	-	80,500,000	80,500,000
Proceeds from issuance of Sponsor Warrants	-	3,125,000	3,125,000
Payment of offering costs	-	(2,566,810)	(2,566,810)

Net cash provided by financing activities	-	81,083,190	81,083,190

Increase (decrease) in cash and cash equivalents	(218,864)	691,262	173,761
Cash and cash equivalents at beginning of the period	392,625	-	-
Cash and cash equivalents at end of the period	$173,761	$691,262	$173,761

Supplemental Schedule of Non-Cash Financing Activities
Deferred underwriters' compensation		$2,415,000	$2,415,000
Adjustment for warrant liability in connection with public offering		$9,162,500	$9,162,500

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

Blue Wolf Mongolia Holdings Corp. is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended August 31, 2012, originally filed on October 15, 2012. This Amendment is being filed to restate our unaudited interim financial statements as of August 31, 2012 to correct the accounting for our outstanding warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our statement of operations. For additional information regarding this restatement, see “Note 4 - Restatement of Previously Issued Financial Statements”.

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

Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of ordinary shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. For all periods presented, the effect of the 12,216,667 warrants (including 4,166,667 warrants issued to the members of the Sponsor in the private placement), has not been considered in the diluted income/(loss) per ordinary share because their effect would be anti-dilutive. As a result, dilutive income/(loss) per ordinary share is equal to basic income/(loss) per ordinary share.

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

Accordingly, at August 31, 2012 and February 29, 2012, 6,809,509 and 6,528,120 shares respectively of the 8,050,000 Public Shares were classified outside of permanent equity at their redemption value. The redemption value (approximately $9.97 per share at August 31, 2012 and February 29, 2012) is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable.

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

Note 4. Restatement of Previously Issued Financial Statements

The Company has restated its financial statements as of August 31, 2012 to correct its accounting for an adjustment related to its outstanding warrants. The Company’s original accounting treatment did not recognize a derivative liability and did not recognize any changes in the fair value of that derivative liability in its statements of operations. In April 2013, the Company concluded it should correct its accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of the warrants, concluded that the warrants should be accounted for as a derivative liability. The warrants contain a price adjustment provision that in the event the Company completes a business combination subsequent to the initial business combination which results in the Company’s shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by a formula that causes the warrants to not be indexed to the Company’s own shares. As a result of this provision, the Company has restated its financial statements to reflect the Company’s warrants as a derivative liability with changes in the fair value recorded in the current period earnings.

The following tables summarize the adjustments made to the previously reported balance sheet, statements of operations and statements of cash flows:

August 31, 2012

Selected balance sheet information

	As Previously Reported	Effect of Restatement	As Restated

Warrant liability	$-	$5,131,000	$5,131,000
Total liabilities	2,447,029	5,131,000	7,578,029

Ordinary shares, subject to possible redemption	73,021,805	(5,131,000)	67,890,805

Ordinary shares	2,521,385	2,478,616	5,000,001
Additional paid-in capital	3,125,000	(3,125,000)	-
Deficit accumulated during the development stage	(646,384)	646,384	-
Total shareholders' equity	5,000,001	-	5,000,001

Total liabilities and shareholders’ equity	$80,468,835	$-	$80,468,835

For the Three Months Ended August 31, 2012

Selected statement of operations information

	As Previously Reported	Effect of Restatement	As Restated

Other income / (expense):
Change in fair value of warrant liability	$-	$2,809,833	$2,809,833

Net income / (loss) attributable to ordinary shares
not subject to possible redemption	$(110,709)	$2,809,833	$2,699,124

Weighted average number of ordinary shares
outstanding, excluding shares subject to possible
redemption - basic and diluted	2,727,243	796,473	3,523,716

Net income / (loss) per ordinary share, excluding shares
subject to possible redemption - basic and diluted	$(0.04)	$0.81	$0.77

For the Six Months Ended August 31, 2012

Selected statement of operations information

	As Previously Reported	Effect of Restatement	As Restated

Other income / (expense):
Change in fair value of warrant liability	$-	$3,054,167	$3,054,167

Net income / (loss) attributable to ordinary shares
not subject to possible redemption	$(248,731)	$3,054,167	$2,805,436

Weighted average number of ordinary shares
outstanding, excluding shares subject to possible
redemption - basic and diluted	2,720,322	808,726	3,529,048

Net income / (loss) per ordinary share, excluding shares
subject to possible redemption - basic and diluted	$(0.09)	$0.88	$0.79

Selected cash flow information

	As Previously Reported	Effect of Restatement	As Restated
Operating activities:
Net income / (loss)	$(248,731)	$3,054,167	$2,805,436
Gain on change in fair value of warrant liability	$-	$(3,054,167)	$(3,054,167)

For the Period from March 11, 2011 (date of inception) to August 31, 2012

Selected statement of operations information

	As Previously Reported	Effect of Restatement	As Restated

Other income / (expense):
Change in fair value of warrant liability	$-	$4,031,500	$4,031,500

Net income / (loss) attributable to ordinary shares
not subject to possible redemption	$(646,384)	$4,031,500	$3,385,116

Weighted average number of ordinary shares
outstanding, excluding shares subject to possible
redemption - basic and diluted	2,716,008	477,842	3,193,850

Net income (loss) per ordinary share, excluding shares
subject to possible redemption - basic and diluted	$(0.24)	$1.30	$1.06

Selected cash flow information

	As Previously Reported	Effect of Restatement	As Restated
Operating activities:
Net income (loss)	$(646,384)	$4,031,500	$3,385,116
Gain on change in fair value of warrant liability	$-	$(4,031,500)	$(4,031,500)

Supplemental disclosure of non-cash financing
activities:
Adjustment for warrant liability in connection
with the Public Offering	$-	$9,162,500	$9,162,500

Note 5. Warrant Liability

The Company sold 8,050,000 units in the Public Offering, which subsequently separated into one warrant at an initial exercise price of $12.00 and one ordinary share. The Sponsor also purchased 4,166,667 warrants in a private placement in connection with the Public Offering. The warrants expire five years after the date of the Company’s initial business combination. The warrants issued contain a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the “Applicable Event”). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company’s own shares. Management used the quoted market price for the valuation of the warrants to determine the warrant liability to be $5,131,000 and $8,185,167 as of August 31, 2012 and February 29, 2012, respectively. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2012 and February 29, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets and Liabilities as of August 31, 2012

		Quoted Prices	Significant Other	Significant Other
	Balances, at	in	Observable	Unobservable
	August 31,	Active Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments held in Trust Account	$80,245,789	$80,245,789	$—	$—
Total	$80,245,789	$80,245,789	$—	$—

Liabilities:
Warrant liability	$5,131,000	$—	$5,131,000	$—
Total	$5,131,000	$—	$5,131,000	$—

Fair Value of Financial Assets and Liabilities as of February 29, 2012

		Quoted Prices	Significant Other	Significant Other
	Balances, at	in	Observable	Unobservable
	February 29,	Active Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments held in Trust Account	$80,241,787	$80,241,787	$—	$—
Total	$80,241,787	$80,241,787	$—	$—

Liabilities:
Warrant liability	$8,185,167	$—	$8,185,167	$—
Total	$8,815,167	$—	$8,185,167	$—

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

Note 12. Shareholders’ Equity

Ordinary Shares  — The Company has unlimited ordinary shares authorized. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At August 31, 2012 and February 29, 2012, there were 3,252,991 and 3,534,380 ordinary shares outstanding, respectively. Ordinary shares outstanding at August 31, 2012 and February 29, 2012 exclude 6,809,509 and 6,528,120 ordinary shares subject to possible redemption, respectively.

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

For the three months ended August 31, 2012, we had net income of $2,699,124 ($112,732 of expenses, $2,809,833 of gain from the change in fair value of the warrant liability and $2,023 of interest income). For the period from March 11, 2011 (date of inception) to August 31, 2012, we had net income of $3,385,116 ($654,673 of expenses, $4,031,500 of gain from the change in fair value of the warrant liability and $8,289 of interest income). See Notes 4 and 5 to the interim financial statements included in Item 1 of Part I of this amended report for further information about the warrant liability.

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

Accordingly, at August 31, 2012, and February 29, 2012, 6,809,509 and 6,528,120, respectively, of the 8,050,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $9.97 at August 31, 2012 and February 29, 2012).

Net income/(loss) per ordinary share

Net income/(loss) per share is computed by dividing net income/( loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. The 12,216,667 warrants related to our Public Offering and the private placement of the Sponsor Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K/A for the fiscal year ended February 29, 2012, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

